Form 10-Q
period 2021-03-31
Oyster Enterprises Acquisition Corp.
filed 2021-05-24
CIK 1834226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	⌧
		Emerging growth company	⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ⌧  No ◻

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 24, 2021, there were 22,292,600 Units, 707,400 shares of Class A common stock and 5,750,000 shares of Class B common stock of the registrant issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

OYSTER ENTERPRISES ACQUISITION CORP.

OYSTER ENTERPRISES ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$695,201	$39,907
Prepaid expenses	4,480	—
Total current assets	699,681	39,907
Deferred offering costs associated with initial public offering	—	396,688
Investments held in Trust Account	230,002,515	—
Total assets	$230,702,196	$436,595

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$36,181	$36,595
Accrued expenses	79,600	21,000
Accrued offering costs	—	300,000
Note payable – related party	—	75,000
Total current liabilities	115,781	432,595
Deferred underwriting commissions in connection with the initial public offering	8,050,000	—
Warrant liabilities	9,025,000	—
Total liabilities	17,190,781	432,595

Commitments (Note 6)

Class A common stock, $0.0001 par value; 20,851,141 and none shares authorized, issued and outstanding, subject to possible redemption at $10.00 per share, at March 31, 2021 and December 31, 2020, respectively	208,511,410	—
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,148,859 and none shares issued and outstanding (excluding Class A shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	215	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2021 and December 31, 2020; 5,750,000 shares issued and outstanding at March 31, 2021 and December 31, 2020(1)	575	575
Additional paid-in capital	—	24,425
Retained earnings (Accumulated deficit)	4,999,215	(21,000)
Total Stockholders’ Equity	$5,000,005	$4,000
Total Liabilities and Stockholders’ Equity	$230,702,196	$436,595

(1)    As of December 31, 2020, the number includes up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. Subsequent to the balance sheet date, on January 25, 2021, the underwriters exercised their over-allotment option in full; thus, no shares of Class B common stock remain subject to forfeiture as of March 31, 2021.

The accompanying notes are an integral part of these condensed financial statements.

OYSTER ENTERPRISES ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

Three Months Ended March 31, 2021

(Unaudited)

General and administrative costs	$144,548
Loss from operations	(144,548)
Other income (expense), net:
Investment income on Trust Account	2,515
Change in fair value of warrant liabilities	8,680,000
Transaction costs	(672,964)
Total other income (expense), net	8,009,551
Net income	$7,865,003
Weighted average shares outstanding of Class A redeemable common stock	22,739,130
Basic and diluted earnings per share, Class A	$0.00
Weighted average shares outstanding of Class B non-redeemable common stock	5,516,667
Basic and diluted earnings per share, Class B	$1.43

The accompanying notes are an integral part of this condensed financial statement.

OYSTER ENTERPRISES ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2021

(Unaudited)

						Retained
	Common Stock		Common Stock		Additional	Earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance — January 1, 2021	—	$—	5,750,000	$575	$24,425	$(21,000)	$4,000
Sale of 23,000,000 Units, net of underwriting discount and offering costs and fair value of Public Warrants	23,000,000	2,300	—	—	205,640,112	—	205,642,412
Class A common stock subject to redemption	(20,851,141)	(2,085)	—	—	(205,664,537)	(2,844,788)	(208,511,410)
Net income	—	—	—	—	—	7,865,003	7,865,003
Balance — March 31, 2021	2,148,859	$215	5,750,000	$575	$—	$4,999,215	$5,000,005

The accompanying notes are an integral part of this condensed financial statement.

OYSTER ENTERPRISES ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net income	$7,865,003
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investments held in Trust Account	(2,515)
Change in fair value of warrant liabilities	(8,680,000)
Changes in operating assets and liabilities:
Prepaid expenses	(4,480)
Accounts payable	36,181
Accrued expenses	58,600
Net cash used in operating activities	(727,211)

Cash flows from investing activities:
Investment of cash into Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	225,953,432
Proceeds from sale of Private Placement Warrants	6,550,000
Repayment of note payable-related party	(75,000)
Payment of offering costs	(1,045,927)
Net cash provided by financing activities	231,382,505

Net increase in cash	655,294
Cash—beginning of the period	39,907
Cash-ending of the period	$695,201

Supplemental disclosure of noncash activities:
Deferred underwriting fee payable	$8,050,000
Initial classification of common stock subject to possible redemption	$199,973,440
Change in value of Class A common stock subject to possible redemption	$8,537,960

The accompanying notes are an integral part of this condensed financial statement.

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

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”) described below. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (Note 4).  The Company might also generate non-operating income from the changes in fair value of warrant liabilities. The Company has selected December 31st as its fiscal year end.

Sponsor and Initial Financing

The Company’s sponsor is Oyster Enterprises LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on January 19, 2021. On January 22, 2021, the Company closed its Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $12.2 million, inclusive of $7.0 million in deferred underwriting commissions (Note 6). On January 28, 2021, the Company consummated the sale of an additional 3,000,000 Units at the Initial Public Offering price of $10.00 per Unit pursuant to the full exercise by the underwriters of the Initial Public Offering of their over-allotment option, generating additional gross proceeds of $30.0 million, and incurring additional offering costs of approximately $1.7 million, inclusive of approximately $1.1 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, the Company consummated a private placement (“Private Placement”) of an aggregate of 5,950,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) to the Sponsor and the underwriters at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $5.95 million (Note 5). On January 28, 2021, in connection with the consummation of the sale of additional Units pursuant to the underwriters’ exercise in full of their over-allotment option, the Company sold an additional 600,000 Private Placement Warrants in aggregate to the Sponsor and the underwriters at a price of $1.00 per Private Placement Warrant, generating additional gross proceeds of approximately $0.6 million.

The Trust Account

Upon the closing of the Initial Public Offering and the Private Placement on January 22, 2021, $200.0 million $10.00 per Unit) of the net proceeds from the Initial Public Offering and the Private Placement were placed in a trust account (the “Trust Account”), located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company, acting as trustee. The funds in the Trust Account are invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the assets held in the Trust Account as described below.

Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes (less up to $100,000 interest to pay dissolution expenses), the proceeds from the Initial Public Offering and the Private Placement deposited in the Trust Account will not be released from the Trust Account until the earlier of: (i) the completion of the Company’s Initial Business Combination; (ii) the redemption of any shares of Class A common stock sold as part of the Units (as defined below) (Note 4) in the Initial Public Offering, (the Public Shares), that have been properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to provide holders of Public Shares the right to have their Public Shares redeemed or to redeem 100% of the Public Shares if the Company does not complete its Initial Business Combination within 24 months from the closing of the Initial Public Offering, as such period may be extended by a stockholder vote, the (“Combination Period”) or (B) with respect to any other material provision relating to stockholders’ rights or pre-Initial Business Combination activity; and (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within the Combination Period, subject to the requirements of law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

The Sponsor and the Company’s directors and officers have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) (Note 5) held by them if the Company fails to complete an Initial Business Combination during the Combination Period. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires shares of Class A common stock in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination during the Combination Period.

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $695,000 in its operating bank account and working capital surplus of approximately $584,000. The Company’s liquidity needs to date have been satisfied through a capital contribution of $25,000 from the Sponsor to purchase the Founder Shares (as defined below), the loan of up to $350,000 under the Note (see Note 5), and the net proceeds of $724,000 from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the $75,000 outstanding balance of the Note on January 22, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, Alden Global Capital LLC (“Alden Global”) or any other affiliate of the Sponsor or the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of March 31, 2021, the Company had not entered into any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through at least one year from the issuance of these financial statements. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 — Restatement of Previously Issued Financial Statement

In April 2021, the Company identified certain errors requiring revisions to its previously issued balance sheet as of January 22, 2021 and pro forma balance sheet as of January 28, 2021 included in its 8-K Current Report filed on January 28, 2021. The errors relate to the misapplication of the accounting guidance related to its Public and Private Placement Warrants the Company issued in January 2021. Management has determined that the correction of errors is not material to the previously issued financial statements. However, the Company has elected to restate its balance sheet as of January 22, 2021 and pro forma balance sheet as of January 28, 2021 included in its 8-K Current Report filed on January 28, 2021 to correct the errors as they would be material to the Company’s financial statements in future periods.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s financial statements as opposed to equity. Since issuance on January 22, 2021, the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheet, and after discussion and evaluation, including with the Company’s independent auditors, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the warrants were reflected as a component of equity as opposed to liabilities on the balance sheet, based on the Company’s application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for warrants issued on January 22, 2021 and January 28, 2021, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the statement of operations each reporting period.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued 8-K Current Report dated January 22, 2021 should be restated because of a misapplication in the guidance around accounting for certain of the Company’s outstanding warrants to purchase common stock and should no longer be relied upon. The warrants were issued in connection with the Company’s Initial Public Offering of 20,000,000 Units and the sale of 5,950,000 Private Placement Warrants completed on January 22, 2021, and further consummation of the sale of an additional 3,000,000 Units and the sale of an additional 600,000 Private Placement Warrants pursuant to the full exercise by the underwriters of the Initial Public Offering of their over-allotment option, completed on January 28, 2021. Each Unit consists of one of the Company’s shares of Class A common stock, $0.0001 par value and one-half of one redeemable warrant. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. The Public Warrants and Private Placement Warrants both will expire worthless five years from the date of completion of the Initial Business Combination.

Impact of the Restatement

The impact of the restatement on the balance sheet as of January 22, 2021 is presented below.

	As Previously	Restatement
	Reported	Adjustment	As Restated
Total assets	$200,786,448	$—	$200,786,448

Liabilities and Stockholders’ Equity:
Total current liabilities	$58,000	$—	$58,000
Deferred underwriting commissions in connection with the initial public offering	7,000,000	—	7,000,000
Warrant liabilities	—	15,650,000	15,650,000
Total liabilities	7,058,000	15,650,000	22,708,000

Class A common stock, $0.0001 par value; shares subject to possible redemption	188,728,440	(15,650,000)	173,078,440

Stockholders’ Equity:
Preferred stock, $0.0001 par value	—	—	—
Class A common stock, $0.0001 par value	113	156	269
Class B common stock, $0.0001 par value	575	—	575
Additional paid-in capital	5,020,320	592,783	5,613,103
Accumulated deficit	(21,000)	(592,939)	(613,939)
Total Stockholders’ Equity	5,000,008	—	5,000,008
Total Liabilities and Stockholders’ Equity	$200,786,448	$—	$200,786,448

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 31, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. These estimates and assumptions are used for, but not limited to (i) valuation of the Company’s common stock and warrants, (ii) measurement of warrant liabilities, (iii) income taxes, and (iv) legal contingencies. Actual results could differ from those estimates.

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

Cash

Cash consists of bank deposits held in business checking and interest-bearing deposit accounts. As of March 31, 2021 and December 31, 2020, the Company did not have any cash equivalent balances, defined as highly liquid financial instruments purchased with original maturities of three months or less.

Investments Held in Trust Account

At March 31, 2021, the assets held in the Trust Account were invested in money market funds that trade in U.S. Treasury securities, meeting the conditions of Rule 2a-7 of the Investment Company Act.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2021 and December 31, 2020, the Company has not experienced losses on the account and management believes the Company is not exposed to significant risks on its account.

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

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement, approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

As of March 31, 2021, the carrying values of cash, accounts payable, accrued expenses, franchise tax payable and income tax payable approximate their fair values due to the short-term nature of the instruments.  The Company’s investments held in Trust Account are comprised of money market funds invested in U.S. Treasury securities with an original maturity of 185 days or less and are recognized at fair value.  The fair value of investments held in Trust Account is determined using quoted prices in active markets. The warrant liability is recognized at fair value.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB’s ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statement of operations.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. As of March 31, 2021, the fair value of the Public Warrants has been estimated using a Black-Scholes option pricing model and the Private Placement warrants were measured using a Monte Carlo simulation model (see Note 9).

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2021, 20,851,141 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting and other costs incurred that were directly related to the Initial Public Offering. Total offering costs amounting to $13,875,552, comprised of $12,650,000 of underwriting fees, and $1,225,552 of other offering costs, were allocated between the proceeds of the Class A shares and Public Warrants issued based on the relative fair value method. The offering costs allocated to the Class A shares of $13,202,588 were charged to additional paid in capital in stockholders’ equity upon the completion of the Initial Public Offering.  Issuance costs of $672,694 attributed to the Private Warrants were expensed in general and administrative costs in the condensed statement of operations.

Net Earnings Per Share

Net earnings per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of the Public Warrants and Private Placement Warrants sold in the Initial Public Offering and as part of the Placement Units to purchase 18,050,000 shares of Class A common stock in the calculation of diluted income per share, since the exercise of such warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income per share for common shares subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Class A redeemable common stock held by Public Stockholders for the three months ended March 31, 2021 is calculated by dividing the interest income earned on the Trust Account of $2,515, by the weighted average number of shares of Class A redeemable common stock held by Public Stockholders since issuance. Net earnings per common share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing net income for the three months ended March 31, 2021 of $7,865,003 less income attributable to Class A redeemable common stock of $2,515 by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share for the three months ended March 31, 2021 (in dollars, except share and per share amounts):

Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$2,515
Less: Franchise tax available to be withdrawn from the Trust Account	—
Net Earnings	$2,515
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	22,739,130
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00
Non-Redeemable Class Ordinary Shares
Numerator: Net Income minus Redeemable Net Earnings
Net Income	$7,865,003
Less: Redeemable Class A Net Earnings	$2,515
Non-Redeemable Class B Net Income	$7,862,488
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic and Diluted	5,516,667
Earnings/Basic and Diluted Non-Redeemable Class B Ordinary Shares	$1.43

As of March 31, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the shareholders.

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

The Company recognizes the income tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by taxing authorities, based on the technical merits of the position. The income tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. There were no unrecognized tax benefits as of March 31, 2021 and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2021 and December 31, 2020. The Company is subject to income tax examinations by major taxing authorities since inception. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The provision for income taxes was deemed to be de minimis for the three months ended March 31, 2021.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a significant effect on the Company’s financial statements, other than as described below.

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The objective of this update is to simplify the accounting for convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in ASC 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives. In addition, the amendments revise the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract. This amendment also further revises the guidance in ASU 260, Earnings per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The guidance can be adopted using a modified retrospective method or a fully retrospective method. The amendments are effective for fiscal years beginning after December 15, 2021 for public entities, excluding those that are smaller reporting companies. For all other entities the amendments are effective for fiscal years beginning after December 15, 2023. The Company is currently assessing the potential impact of adopting ASU 2020-06 on its financial statements. The Company does not expect that the changes in equity classification guidance will impact the Company’s classification of its warrant liabilities.

Note 4 — Initial Public Offering

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

Each Unit consists of one share of Class A common stock (such shares of Class A common stock included in the Units being offered, the “Public Shares”), and one-half of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

Note 5 — Related Party Transactions

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

Related Party Loans

The Sponsor had agreed to loan the Company an aggregate of $350,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and payable on the earlier of November 30, 2021 or the completion of the Initial Public Offering. The Note was executed on November 19, 2020. The Company borrowed $75,000 under the Note in December 2020. As of December 31, 2020, the outstanding balance on the Note was $75,000. The Company fully repaid the outstanding balance of $75,000 on January 22, 2021.

In addition, in order to fund finance costs in connection with the Initial Business Combination, the Sponsor or any other affiliate of the Sponsor, or the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the Initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company.  In the event that the Initial Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1.5 million of the Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of March 31, 2021 and December 31, 2020, there were no loan agreements entered into in addition to the Note.

Note 6 — Commitments and Contingencies

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

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2021, there were 23,000,000 Class A common shares outstanding, including 20,851,141 and 2,148,859 shares of Class A common stock subject to possible redemption that were classified as temporary equity and permanent equity, respectively, in the accompanying balance sheet. As of December 31, 2020, there were no shares of Class A common stock issued or outstanding.

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

The shares of Class A common stock are redeemable upon the consummation of the Company’s Initial Business Combination, subject to limitation described in Note 1. In addition, if the Company is unable to complete the Initial Business Combination within the Combination Period, the Company will cease all operations except for the purpose of winding up and redeem the shares of Class A common stock at a per- share price equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding Public Shares (see Note 1). In accordance with ASC Topic 480, Distinguishing Liabilities from Equity, the Company will classify a portion of the shares of Class A common stock subject to redemption rights as temporary equity.  As a result, upon completion of the Initial Public Offering, those shares of Class A common stock will be recorded at redemption amount and classified as temporary equity.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2020, and March 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding. As of December 31, 2020, 750,000 shares of Class B common stock were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Founder Shares will represent 20% of the Company’s issued and outstanding common stock after the completion of the Initial Public Offering (see Note 4). On January 25, 2021, the underwriters exercised their over-allotment option in full; thus, no shares of Class B common stock remain subject to forfeiture as of March 31, 2021.

The shares of Class B common stock shall automatically convert into shares of Class A common stock at the time of the Company’s Initial Business Combination, or earlier at the option of the holder, on a one- for-one basis, subject to adjustments pursuant to certain anti-dilution rights described in Note 5.

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

Note 8 — Warrants

As of March 31, 2021, the Company has outstanding warrants to purchase an aggregate of 18,050,000 shares of the Company’s Class A common stock issued in connection with the Initial Public Offering and the Private Placement (including warrants issued in connection with the consummation of the over-allotment).

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of the Initial Business Combination, the Company will use its reasonable best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its reasonable best efforts to cause the same to become effective within 60 business days after the closing of the Initial Business Combination, and the Company will use its reasonable best efforts to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a Public Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option,  require holders of Public Warrants who exercise their warrants to do so on a “cashless” basis, and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will be required to use its reasonable best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will expire five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable in certain redemption scenarios and will be exercisable on a cashless basis so long as they are held by the Sponsor, the underwriters or their permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor, the underwriters or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

Once the Warrants become exercisable, the Company may call the Public Warrants for redemption:

●	in whole and not in part;
●	at a price of $0.01 per Warrant;
●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the last reported sale price of the Class A common stock on each of 20 trading days within the 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the Warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like).

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

In addition, once the Warrants become exercisable, the Company may redeem the outstanding Warrants (including both Public Warrants and Private Placement Warrants):

●	in whole and not in part;

●	at $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of shares of Class A common stock determined by reference to an agreed table to be described in the warrant agreement, based on the redemption date and the “fair market value” of the Class A common stock;
●	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like); and
●	if, and only if, the Reference Value is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), the Private Placement Warrants are also concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

Note 9 — Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of March 31, 2021, assets held in the Trust Account were comprised of $230,002,515 in money market funds that trade in U.S. Treasury securities. During the three months ended March 31, 2021, the Company did not withdraw any interest income from the Trust Account.

As of March 31, 2021, there were 11,500,000 Public Warrants and 6,550,000 Private Placement Warrants outstanding.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	As of March 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets
Investments held in Trust Account	$230,002,515	$—	$—	$230,002,515

Financial Liabilities
Warrant liabilities – Public Warrants	$—	$—	$5,750,000	$5,750,000
Warrant liabilities – Private Placement Warrants	$—	$—	$3,275,000	$3,275,000

On issuance, the Company utilized a Monte Carlo simulation model to value the warrants. As of March 31, 2021, for Private Placement Warrants, the Company will continue to utilize a Monte Carlo simulation model to value the Private Placement Warrants and will use a Black-Scholes option pricing model to value the Public Warrants, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liabilities is determined using Level 3 inputs. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period.  There were no transfers between levels of the hierarchy for the three months ended March 31, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	January 22, 2021
	(At issuance)	March 31, 2021
Exercise price	$11.50	$11.50
Share price	$9.51	$9.64
Volatility	17.3%	9.7%
Probability of completing a Business Combination	88.3%	88.3%
Expected life of the options to convert	6.50	6.31
Risk-free rate	0.69%	1.23%
Dividend yield	—%	—%

The following table presents the changes in the fair value of warrant liabilities:

Warrant liabilities at January 22, 2021	$—
Initial measurement of Public Warrants, at issuance	11,155,000
Initial measurement of Private Placement Warrants, at issuance	6,550,000
Change in fair value of warrant liabilities	(8,680,000)
Warrant liabilities at March 31, 2021	$9,025,000

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the headings “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2020. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

References in this report to “we,” “us,” “our,” “company” or “our company” are to Oyster Enterprises Acquisition Corp., to “management” or our “management team” are to our directors and officers; and to the “sponsor” are to Oyster Enterprises LLC, a Delaware limited liability company.

We are a recently incorporated blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not identified any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our IPO (as defined below) and the Private Placements (as defined below), our capital stock, debt or a combination of cash, stock and debt.

On January 22, 2021, we consummated our initial public offering (“IPO”) of 20,000,000 units (the “Units”), each Unit consisting of one share of Class A common stock of the Company, par value $0.0001 per share (the “Class A Common Stock”) and one-half of one redeemable warrant of the Company (each, a “Warrant”), each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share (subject to adjustment). The Units were sold at a price of $10.00 per Unit, and the IPO generated gross proceeds of $200,000,000. Simultaneously with the closing of the IPO, we consummated a private placement (the “Private Placement”) with our sponsor and Imperial Capital, LLC and I-Bankers Securities, Inc., the underwriters in the IPO (the “Underwriters”), of an aggregate of 5,950,000 warrants (the “private placement warrants”) at a price of $1.00 per private placement warrant, generating gross proceeds to the Company of $5,950,000. On January 22, 2021, a total of $200,000,000 of the net proceeds from the IPO and the Private Placement were deposited in a trust account (the “Trust Account”) established for the benefit of the Company’s public stockholders at JPMorgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company, acting as trustee.

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

As of May 18, 2021, we had cash of approximately $578,920 and working capital of approximately $477,361. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

For the three months ended March 31, 2021, we had net income of $7,865,003 which consisted of $2,515 in interest income and a non-cash $8,680,000 decrease in fair value of warrant liabilities. These gains were partially offset by transaction expenses of $672,964 related to offering costs related to issuance of warrants and $144,548 in general and administrative expenses. General and administrative expenses of $144,548 were primarily comprised of legal and accounting fees.

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

As of May 18, 2021, we held $578,920 outside the Trust Account. We expect to use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

As of May 18, 2021, we had working capital of approximately $477,361. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor, Alden Global, any other affiliate of our sponsor, or our officers or directors may, but none of them is obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. These warrants would be identical to the private placement warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, Alden Global or another affiliate of our sponsor, or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

We expect our primary liquidity requirements over the next 12 months will include approximately $350,000 for legal, accounting, due diligence, travel and other expenses in connection with any business combinations; $150,000 for legal and accounting fees related to regulatory reporting requirements; $75,000 for Nasdaq continued listing fees; and approximately $175,000 for working capital to cover miscellaneous expenses (including franchise taxes net of anticipated interest income).

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of May 18, 2021, we did not have any off-balance sheet arrangements or any commitments or contractual obligations.

Critical Accounting Policies and Estimates

Class A Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, respectively, 20,851,141 and no shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet.

Net Earnings Per Share

Net earnings per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. We have not considered the effect of the Public Warrants and Private Placement Warrants sold in the Initial Public Offering and as part of the Placement Units to purchase 18,050,000 shares of Class A common stock in the calculation of diluted income per share, since the exercise of such warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Our statement of operations includes a presentation of income per share for common shares subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Class A redeemable common stock held by Public Stockholders for the three months ended March 31, 2021 is calculated by dividing the interest income earned on the Trust Account of $2,515, by the weighted average number of shares of Class A redeemable common stock held by Public Stockholders since issuance. Net earnings per common share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing net income for the three months ended March 31, 2021 of $7,865,003 less income attributable to Class A redeemable common stock of $2,515 by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Warrant Liability

We account for our outstanding Public Warrants and Private Placement Warrants (collectively, the “Warrants”) in accordance with authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). We determined that the outstanding Warrants do not meet the criteria for equity treatment thereunder. As such, each warrant must be recorded as a liability and is subject to re-measurement at each balance sheet date and any change in fair value is recorded in the Company’s statement of operations.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a significant effect on our financial statements, other than as described in Note 3 to the financial statements included in this report.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

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

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021.

Based upon their evaluation, and in light of the material weakness in internal controls described below, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

Our internal control over financial reporting did not result in the proper accounting classification of certain of the Warrants we issued in January 2021 which, due to its impact on our financial statements, we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in January 2021.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for the Public Warrants and Private Placement Warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings.

To the knowledge of our management, there is no material litigation, arbitration or governmental proceeding currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A.Risk Factors.

Factors that could cause our actual results to differ materially from those in this quarterly report are any of the risks described in our annual report on Form 10-K for the year ended December 31, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2020, except for the below:

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on warrants that have certain settlement terms and provisions related to certain tender offers or warrants which do not meet the criteria to be considered indexed to an entity’s own stock, which terms are similar to those contained in the warrant agreement governing our Warrants. As a result of the SEC Statement, we evaluated the accounting treatment of our 11,500,000 public warrants and 6,550,000 private placement warrants, and determined that the Warrants should be recorded as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of March 31, 2021 contained elsewhere in this Form 10-Q are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification 815-40, “Derivatives and Hedging - Contracts on an Entity’s Own Equity”, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the condensed statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Statement, after consultation with our independent registered public accounting firm, our management concluded that, in light of the SEC Statement, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of such material weakness, the change in accounting for the Warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-Q, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

As discussed above under “Part 1 – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on January 22, 2021, we consummated our IPO of 20,000,000 Units, each Unit consisting of one share of Class A Common Stock and one-half of one redeemable Warrant, each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share (subject to adjustment). The Units were sold at a price of $10.00 per Unit, and the IPO generated gross proceeds of $200,000,000. Simultaneously with the closing of the IPO, we consummated the Private Placement with our sponsor and the Underwriters of an aggregate of 5,950,000 private placement warrants at a price of $1.00 per private placement warrant, generating gross proceeds to the Company of $5,950,000. On January 22, 2021, a total of $200,000,000 of the net proceeds from the IPO and the Private Placement were deposited in the Trust Account.

On January 25, 2021, the Underwriters exercised in full the option granted to them by the Company to purchase up to 3,000,000 additional Units solely to cover over-allotments, which option was granted to them under the underwriting agreement for the IPO. The sale of these 3,000,000 additional Units closed on January 28, 2021, generating gross proceeds of $30,000,000. Simultaneously with the closing of the over-allotment option, we consummated the Additional Private Placement with our sponsor and the Underwriters of an aggregate of an additional 600,000 private placement warrants at a price of $1.00 per private placement warrant, generating gross proceeds to the Company of $600,000. On January 28, 2021, a total of $30,000,000 of the net proceeds from the closing of the over-allotment option and the Additional Private Placement were deposited into the Trust Account, resulting in a total deposit of $230,000,000 in the Trust Account since the Trust Account was established. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest and are available for a business combination, assuming no redemptions, after payment of up to $8,050,000 of deferred underwriting fees, before fees and expenses associated with our initial business combination.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers during the Quarter Ended March 31, 2021

None.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

Exhibit		Description
1.1		Underwriting Agreement, dated January 19, 2021, by and between the Company and Imperial Capital, as representative of the Underwriters(4)
3.1		Amended and Restated Certificate of Incorporation of the Company(4)
3.2		Amended and Restated Bylaws of the Company(4)
4.1		Specimen Unit Certificate(2)
4.2		Specimen Class A Common Stock Certificate(2)
4.3		Specimen Warrant Certificate (included in Exhibit 4.4)(4)
4.4		Warrant Agreement, dated January 19, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent(4)
10.1		Promissory Note, dated November 19, 2020 issued to Oyster Enterprises LLC(1)
10.2		Letter Agreement, dated January 19, 2021, by and among the Company, its officers and directors, and the Sponsor(4)
10.3		Investment Management Trust Agreement, dated January 19, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee(4)
10.4		Registration Rights Agreement, dated January 19, 2021, by and among the Company and certain security holders(4)
10.5		Securities Subscription Agreement, dated November 16, 2020 between the Registrant and Oyster Enterprises LLC(1)
10.6		Private Placement Warrants Subscription Agreement, dated January 19, 2021, by and between the Company and the Sponsor(4)
10.7		Private Placement Warrants Subscription Agreement, dated January 19, 2021, by and between the Company and Imperial Capital(4)
10.8		Private Placement Warrants Subscription Agreement, dated January 19, 2021, by and between the Company and I-Bankers(4)
10.9		Form of Indemnity Agreement(3)
14.1		Form of Code of Ethics(2)
31.1	*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2	**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
99.1		Form of Audit Committee Charter(2)
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

**Furnished herewith

(1)	Filed as an exhibit to the Registration Statement on Form S-1 filed with the SEC on December 30, 2020 (File No. 333-251833).

(2)	Filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on January 11, 2021 (File No. 333-251833).

(3)	Filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 filed with the SEC on January 13, 2021 (File No. 333-251833).

(4)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on January 22, 2021 (File No. 001-39910).

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 24, 2021	Oyster Enterprises Acquisition Corp.

	By:	/s/ Heath B. Freeman
Name: Heath B. Freeman
Title: Chief Executive Officer