Form 10-Q
period 2021-06-30
Oyster Enterprises Acquisition Corp.
filed 2021-08-13
CIK 1834226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of July 31, 2021, there were 23,000,000 shares of Class A common stock and 5,750,000 shares of Class B common stock of the registrant issued and outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

OYSTER ENTERPRISES ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$492,477	$39,907
Prepaid expenses	3,229	—
Total current assets	495,706	39,907
Deferred offering costs associated with initial public offering	—	396,688
Investments held in Trust Account	230,006,010	—
Total assets	$230,501,716	$436,595

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$17,509	$36,595
Accrued expenses	31,338	21,000
Accrued offering costs	—	300,000
Note payable – related party	—	75,000
Total current liabilities	48,847	432,595
Deferred underwriting commissions in connection with the initial public offering	8,050,000	—
Warrant liabilities	12,635,000	—
Total liabilities	20,733,847	432,595

Commitments and Contingencies (Note 6)

Class A common stock, $0.0001 par value; 20,476,786 and none shares authorized, issued and outstanding, subject to possible redemption at $10.00 per share, at June 30, 2021 and December 31, 2020, respectively	204,767,860	—
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,523,214 and none shares issued and outstanding (excluding 20,476,786 Class A shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	252	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2021 and December 31, 2020; 5,750,000 shares issued and outstanding at June 30, 2021 and December 31, 2020(1)	575	575
Additional paid-in capital	898,725	24,425
Retained earnings (Accumulated deficit)	4,100,457	(21,000)
Total Stockholders’ Equity	$5,000,009	$4,000
Total Liabilities and Stockholders’ Equity	$230,501,716	$436,595

(1)    As of December 31, 2020, the number includes up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On January 25, 2021, the underwriters exercised their over-allotment option in full; thus, no shares of Class B common stock remain subject to forfeiture as of June 30, 20

The accompanying notes are an integral part of these condensed financial statements.

OYSTER ENTERPRISES ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021
General and administrative costs	$137,041	$281,589
Loss from operations	(137,041)	(281,589)
Other income (expense), net:
Investment income on Trust Account	3,495	6,010
Change in fair value of warrant liabilities	(3,610,000)	5,070,000
Transaction costs	—	(672,964)
Total other income (expense), net	(3,606,505)	4,403,046
Net (loss) income	$(3,743,546)	$4,121,457

Weighted average shares outstanding of Class A redeemable common stock	23,000,000	22,887,500
Basic and diluted earnings per share, Class A	$0.00	$0.00
Weighted average shares outstanding of Class B non-redeemable common stock	5,750,000	5,633,978
Basic and diluted (loss) earnings per share, Class B	$(0.65)	$0.73

The accompanying notes are an integral part of these condensed financial statements.

OYSTER ENTERPRISES ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

						Retained
	Common Stock		Common Stock		Additional	Earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance- January 1, 2021	—	$—	5,750,000	$575	$24,425	$(21,000)	$4,000
Sale of 23,000,000 Units, net of underwriting discount and offering costs and fair value of Public Warrants	23,000,000	2,300	—	—	205,640,112	—	205,642,412
Class A common stock subject to possible redemption	(20,851,141)	(2,085)	—	—	(205,664,537)	(2,844,788)	(208,511,410)
Net income	—	—	—	—	—	7,865,003	7,865,003
Balance- March 31, 2021	2,148,859	$215	5,750,000	$575	$—	$4,999,215	$5,000,005
Change in value of Class A common stock subject to possible redemption	374,355	37	—	—	898,725	2,844,788	3,743,550
Net loss	—	—	—	—	—	(3,743,546)	(3,743,546)
Balance — June 30, 2021	2,523,214	$252	5,750,000	$575	$898,725	$4,100,457	$5,000,009

The accompanying notes are an integral part of these condensed financial statements.

OYSTER ENTERPRISES ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net income	$4,121,457
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investments held in Trust Account	(6,010)
Change in fair value of warrant liabilities	(5,070,000)
Changes in operating assets and liabilities:
Prepaid expenses	(3,229)
Accounts payable	17,509
Accrued expenses	10,338
Net cash used in operating activities	(929,935)

Cash Flows from Investing activities:
Investment of cash into Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	225,953,432
Proceeds from sale of Private Placement Warrants	6,550,000
Repayment of note payable-related party	(75,000)
Payment of offering costs	(1,045,927)
Net cash provided by financing activities	231,382,505

Net increase in cash	452,570
Cash—beginning of the period	39,907
Cash-ending of the period	$492,477

Supplemental disclosure of noncash activities:
Deferred underwriting fee payable	$8,050,000
Initial classification of common stock subject to possible redemption	$199,973,448
Change in value of Class A common stock subject to possible redemption	$4,794,412

The accompanying notes are an integral part of these condensed financial statements.

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”) described below. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (Note 4).  The Company might also generate non-operating income from the changes in fair value of warrant liabilities. The Company has selected December 31st as its fiscal year end.

Sponsor and Initial Financing

The Company’s sponsor is Oyster Enterprises LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on January 19, 2021. On January 22, 2021, the Company closed its Initial Public Offering of 20,000,000 units (the “Units”) and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $12.2 million, inclusive of $7.0 million in deferred underwriting commissions (Note 6). On January 28, 2021, the Company consummated the sale of an additional 3,000,000 Units (the “Over-Allotment Units) at the Initial Public Offering price of $10.00 per Unit pursuant to the full exercise by the underwriters of the Initial Public Offering of their over-allotment option, generating additional gross proceeds of $30.0 million, and incurring additional offering costs of approximately $1.7 million, inclusive of approximately $1.1 million in deferred underwriting commissions.

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

The Trust Account

Upon the closing of the Initial Public Offering and the Private Placement on January 22, 2021 and the sale of Over-Allotment Units on January 28, 2021, an amount of $230.0 million ($10.00 per Unit) of the net proceeds from the Initial Public Offering, the Private Placement and the sale of Over-allotment Units, were placed in a trust account (the “Trust Account”), located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company, acting as trustee. The funds in the Trust Account are invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the assets held in the Trust Account as described below.

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $493,000 in its operating bank account and working capital surplus of approximately $447,000. The Company’s liquidity needs to date have been satisfied through a capital contribution of $25,000 from the Sponsor to purchase the Founder Shares (as defined below), the loan of up to $350,000 under a promissory note from the Sponsor (see Note 5), and the net proceeds of $724,000 from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the $75,000 outstanding balance of the Note (as defined in Note 5) on January 22, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, Alden Global Capital LLC (“Alden Global”) or any other affiliate of the Sponsor or the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2021, the Company had not entered into any Working Capital Loans.

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

Historically, the warrants were reflected as a component of equity as opposed to liabilities on the balance sheet, based on the Company’s application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-

40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for warrants issued on January 22, 2021 and January 28, 2021, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the statement of operations each reporting period.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 31, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash

Cash consists of bank deposits held in business checking and interest-bearing deposit accounts. As of June 30, 2021 and December 31, 2020, the Company did not have any cash equivalent balances, defined as highly liquid financial instruments purchased with original maturities of three months or less.

Investments Held in Trust Account

At June 30, 2021, the assets held in the Trust Account were invested in money market funds that trade in U.S. Treasury securities, meeting the conditions of Rule 2a-7 of the Investment Company Act.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2021 and December 31, 2020, the Company has not experienced losses on the account and management believes the Company is not exposed to significant risks on its account.

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

As of June 30, 2021, the carrying values of cash, accounts payable, accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of money market funds invested in U.S. Treasury securities with an original maturity of 185 days or less and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets. The warrant liabilities are recognized at fair value.

Warrant Liabilities

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

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. For periods where there was no trading price, the fair value of the Public Warrants has been estimated using a Black-Scholes option pricing model and the Private Placement warrants were measured using a Monte Carlo simulation model (see Note 9). For periods subsequent to the detachment of the warrants from the Units, including June 30, 2021, the closing price of the Public Warrants was used as the fair value as of each relevant date.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2021, 20,476,786 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Net Earnings Per Share

Net earnings per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of the Public Warrants and Private Placement Warrants sold in the Initial Public Offering and as part of the Placement Units to purchase 18,050,000 shares of Class A common stock in the calculation of diluted income per share, since the exercise of such warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income per share for common shares subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Class A redeemable common stock held by Public Stockholders for the three and six months ended June 30, 2021 is calculated by dividing the interest income earned on the Trust Account of $3,495 and $6,010, respectively, by the weighted average number of shares of Class A redeemable common stock held by Public Stockholders since issuance. Net earnings per common share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing net (loss) income for the three and six months ended June 30, 2021 of $(3,743,546) and $4,121,457 less income attributable to Class A redeemable common stock of $3,495 and $6,010, respectively, by the weighted average number of shares of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share for the three and six months ended June 30, 2021 (in dollars, except share and per share amounts):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$3,495	$6,010
Less: Franchise tax available to be withdrawn from the Trust Account	—	—
Net Earnings	$3,495	$6,010
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	23,000,000	22,887,500
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00	$0.00
Non-Redeemable Class Ordinary Shares
Numerator: Net (Loss) Income minus Redeemable Net Earnings
Net (Loss) Income	$(3,743,546)	$4,121,457
Less: Redeemable Class A Net Earnings	3,495	6,010
Non-Redeemable Class B Net (Loss) Income	$(3,747,041)	$4,115,447
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic and Diluted	5,750,000	5,633,978
Earnings/Basic and Diluted Non-Redeemable Class B Ordinary Shares	$(0.65)	$0.73

As of June 30, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the shareholders.

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes, whereby deferred income tax assets are recognized for deductible temporary differences, operating losses, and tax loss carryforwards, and deferred income tax liabilities are recognized for taxable temporary differences. Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. Deferred income tax assets are reduced by a valuation allowance when, considering all sources of taxable income, in the opinion of management, it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company recognizes the income tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by taxing authorities, based on the technical merits of the position. The income tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. There were no unrecognized tax benefits as of June 30, 2021 and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021 and December 31, 2020. The Company is subject to income tax examinations by major taxing authorities since inception. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The provision for income taxes was deemed to be de minimis for the three and six months ended June 30, 2021.

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

Related Party Loans

The Sponsor had agreed to loan the Company an aggregate of up to $350,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and payable on the earlier of November 30, 2021 or the completion of the Initial Public Offering. The Note was executed on November 19, 2020. The Company borrowed $75,000 under the Note in December 2020. As of December 31, 2020, the outstanding balance on the Note was $75,000. The Company fully repaid the outstanding balance of $75,000 on January 22, 2021.

In addition, in order to fund finance costs in connection with the Initial Business Combination, the Sponsor or any other affiliate of the Sponsor, or the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the Initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that the Initial Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1.5 million of the Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, there were no loan agreements entered into in addition to the Note.

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

The Company paid an underwriting discount of 2% of the per Unit offering price to the underwriters at the closing of the Initial Public Offering. An additional fee (the “Deferred Discount”) of 3.5%, or $8,050,000, of the gross offering proceeds will be payable to the underwriters upon the Company’s completion of an Initial Business Combination, from the amounts held in the Trust Account.

In connection with the consummation of the sale of the additional Units pursuant to the underwriters’ full exercise of the over-allotment option, on January 28, 2021, the underwriters were entitled to an aggregate of $0.6 million in fees payable upon closing and an additional deferred underwriting commissions of approximately $1.1 million.

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021, there were 23,000,000 Class A common shares outstanding, 20,476,786 and 2,523,214 shares of Class A common stock subject to possible redemption that were classified as temporary equity and permanent equity, respectively, in the accompanying balance sheet. As of December 31, 2020, there were no shares of Class A common stock issued or outstanding.

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

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 5,750,000 shares of Class B common stock issued and outstanding. As of December 31, 2020, 750,000 shares of Class B common stock were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Founder Shares will represent 20% of the Company’s issued and outstanding common stock after the completion of the Initial Public Offering (see Note 4). On January 25, 2021, the underwriters exercised their over-allotment option in full; thus, no shares of Class B common stock remain subject to forfeiture as of June 30, 2021.

The shares of Class B common stock shall automatically convert into shares of Class A common stock at the time of the Company’s Initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustments pursuant to certain anti-dilution rights described in Note 5.

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

Note 8 — Warrants

As of June 30, 2021, the Company has outstanding warrants to purchase an aggregate of 18,050,000 shares of the Company’s Class A common stock issued in connection with the Initial Public Offering and the Private Placement (including warrants issued in connection with the consummation of the over-allotment).

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

As of June 30, 2021, assets held in the Trust Account were comprised of $230,006,010 in money market funds that trade in U.S. Treasury securities. During the three and six months ended June 30, 2021, the Company did not withdraw any interest income from the Trust Account.

As of June 30, 2021, there were 11,500,000 Public Warrants and 6,550,000 Private Placement Warrants outstanding.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	As of June 30, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets
Investments held in Trust Account	$230,006,010	$—	$—	$230,006,010

Financial Liabilities
Warrant liabilities – Public Warrants	$8,050,000	$—	$—	$8,050,000
Warrant liabilities – Private Placement Warrants	$—	$—	$4,585,000	$4,585,000

On issuance, the Company utilized a Monte Carlo simulation model to value the warrants. As of June 30, 2021, for Private Placement Warrants, the Company will continue to utilize a Monte Carlo simulation model to value the Private Placement Warrants, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liabilities is determined using Level 3 inputs. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

As of June 30, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and six months ended June 30, 2021 other than the transfer of the Public Warrants from Level 3 to Level 1 following the detachment of the Public Warrants from the Units on March 12, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

June 30, 2021
Exercise price	$11.50
Share price	$9.67
Volatility	11.9%
Expected life of the options to convert	6.06
Risk-free rate	1.05%
Dividend yield	—%

The change in the fair value of warrant liabilities, measured using Level 3 inputs, for the three and six months ended June 30, 2021 is summarized as follows:

Warrant liabilities at January 22, 2021	$—
Initial measurement of Public Warrants, at issuance	11,155,000
Initial measurement of Private Placement Warrants, at issuance	6,550,000
Change in fair value of warrant liabilities	(8,680,000)
Warrant liabilities at March 31, 2021	$9,025,000
Transfer of Public Warrants to Level 1	(5,750,000)
Change in fair value of warrant liabilities	1,310,000
Warrant liabilities at June 30, 2021	$4,585,000

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

For the three months ended June 30, 2021, we had net loss of $3,743,546 which consisted of a non-cash $3,610,000 increase in fair value of warrant liabilities and $137,041 in general and administrative expenses, partially offset by $3,495 in interest income. General and administrative expenses of $137,041 were primarily comprised of legal and accounting fees.

For the six months ended June 30, 2021, we had net income of $4,121,457 which consisted of $6,010 in interest income and a non-cash $5,070,000 decrease in fair value of warrant liabilities. These gains were partially offset by transaction expenses of $672,964 related to offering costs related to issuance of warrants and $281,589 in general and administrative expenses. General and administrative expenses of $281,589 were primarily comprised of legal and accounting fees.

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

As of July 31, 2021, we held $492,477 outside the Trust Account. We expect to use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

As of July 31, 2021, we had working capital of approximately $400,000. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor, Alden Global, any other affiliate of our sponsor, or our officers or directors may, but none of them is obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. These warrants would be identical to the private placement warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, Alden Global or another affiliate of our sponsor, or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of July 31, 2021, we did not have any off-balance sheet arrangements or any commitments or contractual obligations.

Critical Accounting Policies and Estimates

Class A Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, respectively, 20,476,786 and no shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet.

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

Our statement of operations includes a presentation of income per share for common shares subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Class A redeemable common stock held by Public Stockholders for the three and six months ended June 30, 2021 is calculated by dividing the interest income earned on the Trust Account of $3,495 and $6,010, respectively, by the weighted average number of shares of Class A redeemable common stock held by Public Stockholders since issuance. Net earnings per common share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing net (loss) income for the three and six months ended June 30, 2021 of $(3,743,546) and $4,121,457 less income attributable to Class A redeemable common stock of $3,495 and $6,010, respectively, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Warrant Liabilities

We account for our outstanding Public Warrants and Private Placement Warrants (collectively, the “Warrants”) in accordance with authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). We determined that the outstanding Warrants do not meet the criteria for equity treatment thereunder. As such, each warrant must be recorded as a liability and is subject to re-measurement at each balance sheet date and any change in fair value is recorded in our statement of operations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

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

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for the Public Warrants and Private Placement Warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. We plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

As a result, included on our balance sheet as of June 30, 2021 contained elsewhere in this Form 10-Q are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification 815-40, “Derivatives and Hedging - Contracts on an Entity’s Own Equity”, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the condensed statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of June 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

Exhibit		Description
31.1	*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2	**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS		Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 13, 2021	Oyster Enterprises Acquisition Corp.

	By:	/s/ Heath B. Freeman
Name: Heath B. Freeman
Title: Chief Executive Officer