Form 10-Q
period 2021-09-30
Oyster Enterprises Acquisition Corp.
filed 2021-11-15
CIK 1834226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of October 31, 2021, there were 23,000,000 shares of Class A common stock and 5,750,000 shares of Class B common stock of the registrant issued and outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

OYSTER ENTERPRISES ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$452,840	$39,907
Prepaid expenses	1,979	—
Total current assets	454,819	39,907
Deferred offering costs associated with initial public offering	—	396,688
Investments held in Trust Account	230,009,544	—
Total assets	$230,464,363	$436,595

Liabilities and Stockholders’ (Deficit) Equity:
Current liabilities:
Accounts payable	$22,815	$36,595
Accrued expenses	182,424	21,000
Accrued offering costs	—	300,000
Note payable – related party	—	75,000
Total current liabilities	205,239	432,595
Deferred underwriting commissions in connection with the initial public offering	8,050,000	—
Warrant liabilities	9,747,000	—
Total liabilities	18,002,239	432,595

Commitments and Contingencies (Note 6)

Class A common stock, $0.0001 par value; 23,000,000 and none shares authorized, issued and outstanding, subject to possible redemption at $10.00 per share, at September 30, 2021 and December 31, 2020, respectively	230,000,000	—
Stockholders’ (Deficit) Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2021 and December 31, 2020; 5,750,000 shares issued and outstanding at September 30, 2021 and December 31, 2020(1)	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(17,538,451)	(21,000)
Total Stockholders’ (Deficit) Equity	(17,537,876)	4,000
Total Liabilities and Stockholders’ (Deficit) Equity	$230,464,363	$436,595

(1)    As of December 31, 2020, the number includes up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On January 25, 2021, the underwriters exercised their over-allotment option in full; thus, no shares of Class B common stock remain subject to forfeiture as of September 30, 2021

The accompanying notes are an integral part of these condensed financial statements.

OYSTER ENTERPRISES ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2021
General and administrative costs	$197,279	$478,868
Loss from operations	(197,279)	(478,868)
Other income (expense), net:
Investment income on Trust Account	3,534	9,544
Change in fair value of warrant liabilities	2,888,000	7,958,000
Transaction costs	—	(672,964)
Total other income (expense), net	2,891,534	7,294,580
Net income	$2,694,255	$6,815,712

Weighted average shares outstanding of Class A redeemable common stock	23,000,000	21,080,586
Basic and diluted earnings per share, Class A	$0.09	$0.25
Weighted average shares outstanding of Class B non-redeemable common stock	5,750,000	5,673,077
Basic and diluted earnings per share, Class B	$0.09	$0.25

The accompanying notes are an integral part of these condensed financial statements.

OYSTER ENTERPRISES ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

						Retained	Total
	Common Stock		Common Stock		Additional	Earnings	Stockholders’
	Class A		Class B		Paid-in	(Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance — January 1, 2021	—	$—	5,750,000	$575	$24,425	$(21,000)	$4,000
Accretion for Class A Common Stock to redemption amount			—	—	(24,425)	(24,333,163)	(24,357,588)
Net income	—	—	—	—	—	7,865,003	7,865,003
Balance — March 31, 2021	—	$—	5,750,000	$575	$—	$(16,489,160)	$(16,488,585)
Net loss	—	—	—	—	—	(3,743,546)	(3,743,546)
Balance —June 30, 2021	—	$—	5,750,000	$575	$—	$(20,232,706)	$(20,232,131)
Net income	—	—	—	—	—	2,694,255	2,694,255
Balance — September 30, 2021	—	$—	5,750,000	$575	$—	$(17,538,451)	$(17,537,876)

The accompanying notes are an integral part of these condensed financial statements.

OYSTER ENTERPRISES ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net income	$6,815,712
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investments held in Trust Account	(9,544)
Change in fair value of warrant liabilities	(7,958,000)
Changes in operating assets and liabilities:
Prepaid expenses	(1,979)
Accounts payable	22,815
Accrued expenses	161,424
Net cash used in operating activities	(969,572)

Cash Flows from Investing activities:
Investment of cash into Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	225,953,432
Proceeds from sale of Private Placement Warrants	6,550,000
Repayment of note payable-related party	(75,000)
Payment of offering costs	(1,045,927)
Net cash provided by financing activities	231,382,505

Net increase in cash	412,933
Cash—beginning of the period	39,907
Cash—ending of the period	$452,840

Supplemental disclosure of noncash activities:
Deferred underwriting fee payable	$8,050,000

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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”) described below. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (Note 4). The Company might also generate non-operating income from the changes in fair value of warrant liabilities. The Company has selected December 31st as its fiscal year end.

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $453,000 in its operating bank account and working capital surplus of approximately $250,000. The Company’s liquidity needs to date have been satisfied through a capital contribution of $25,000 from the Sponsor to purchase the Founder Shares (as defined below), the loan of up to $350,000 under a promissory note from the Sponsor (see Note 5), and the net proceeds of $724,000 from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the $75,000 outstanding balance of the Note (as defined in Note 5) on January 22, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, Alden Global Capital LLC (“Alden Global”) or any other affiliate of the Sponsor or the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of September 30, 2021, the Company had not entered into any Working Capital Loans.

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

Note 2 — Revision of Previously Issued Financial Statements

In the Company’s previously issued financial statements, a portion of the Public Shares were classified as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company can only consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.

Management has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of Public Shares. Upon re-evaluation, management determined that the Public Shares include certain provisions that require classification of the Public Shares as temporary equity regardless of the minimum net tangible asset required by the Company to complete its Initial Business Combination and recognizes accretion from the initial book value to redemption  value at the time of its Initial Public Offering and in accordance with ASC 480.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impact was not material to any previously presented financial statements and such previously presented financial statements could still be relied upon. However, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements should be revised to report all Public Shares as temporary equity. As such the Company is reporting upon revisions to those periods in this quarterly report.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also revised its income (loss) per common share calculation to allocate net income (loss) pro rata to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company. There has been no change in the Company’s total assets, liabilities, cash flows or operating results.

Impact of the Revision

The change resulted in an increase of $30.0 million in the carrying value of the redeemable shares of Class A common stock at the Initial Public Offering, including the exercise of the underwriter's over-allotment, offset by a decrease of approximately $5.7 million in additional paid-in capital and an increase of approximately $24.3 million to accumulated deficit, as well as a reclassification of 3,002,655 shares of Class A common stock from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statement included as an exhibit to the Company's Form 8-K filed with the SEC on January 28, 2021, and the Company's Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

The impact of the revision to the unaudited condensed balance sheets as of March 31, 2021, and June 30, 2021, is a reclassification of $21.5 million and $25.2 million, respectively, from total stockholders' equity to Class A common stock subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, cash flows or net income (loss). In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 31, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash

Cash consists of bank deposits held in business checking and interest-bearing deposit accounts. As of September 30, 2021 and December 31, 2020, the Company did not have any cash equivalent balances, defined as highly liquid financial instruments purchased with original maturities of three months or less.

Investments Held in Trust Account

At September 30, 2021, the assets held in the Trust Account were invested in money market funds that trade in U.S. Treasury securities, meeting the conditions of Rule 2a-7 of the Investment Company Act.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2021 and December 31, 2020, the Company has not experienced losses on the account and management believes the Company is not exposed to significant risks on its account.

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

As of September 30, 2021, the carrying values of cash, accounts payable, accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of money market funds invested in U.S. Treasury securities with an original maturity of 185 days or less and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets. The warrant liabilities are recognized at fair value.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB’s ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. For periods where there was no trading price, the fair value of the Public Warrants has been estimated using a Black-Scholes option pricing model and the Private Placement warrants were measured using a Monte Carlo simulation model (see Note 9). For periods subsequent to the detachment of the warrants from the Units, including September 30, 2021, the closing price of the Public Warrants was used as the fair value of both the Public Warrants and Private Placement Warrants as of each relevant date.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2021, 23,000,000 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

At September 30, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	$(11,155,000)
Class A common stock issuance costs	$(13,202,588)
Plus:
Accretion of carrying value to redemption value	$24,357,588
Class A common stock subject to possible redemption	$230,000,000

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

Net Earnings Per Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock.  The contractual formula utilized to calculate the redemption amount approximates fair value. The Class A feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net earnings (loss) per common share is computed by dividing the pro rata net earnings (loss) between the Class A common shares and the Class B common shares by the weighted average number of shares of common stock outstanding for each of the periods. The Company has not considered the effect of the Public Warrants and Private Placement Warrants sold in the Initial Public Offering and as part of the Placement Units to purchase 18,050,000 shares of Class A common stock in the calculation of diluted income per share, since the exercise of such warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The following table reflects the calculation of basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2021 (in dollars, except share and per share amounts):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2021
Redeemable Class A Common Stock
Numerator:
Earnings allocable to Redeemable Class A Common Stock	$2,155,404	$5,370,450
Denominator:
Weighted Average Redeemable Class A Common Stock, Basic and Diluted	23,000,000	21,080,586
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.09	$0.25
Non-Redeemable Class B Common Stock
Numerator:
Net income allocable to Class B Common Stock	$538,144	$1,445,262
Denominator:
Weighted Average Non-Redeemable Class B Common Stock, Basic and Diluted	5,750,000	5,673,077
Earnings/Basic and Diluted Non-Redeemable Class B Common Stock	$0.09	$0.25

As of September 30, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the stockholders.

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

The Company recognizes the income tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by taxing authorities, based on the technical merits of the position. The income tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. There were no unrecognized tax benefits as of September 30, 2021 and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021 and December 31, 2020. The Company is subject to income tax examinations by major taxing authorities since inception. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The provision for income taxes was deemed to be de minimis for the three and nine months ended September 30, 2021.

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

Related Party Loans

The Sponsor had agreed to loan the Company an aggregate of up to $350,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and payable on the earlier of November 30, 2021 or the completion of the Initial Public Offering. The Note was executed on November 19, 2020. The Company borrowed $75,000 under the Note in December 2020. As of December 31, 2020, the outstanding balance on the Note was $75,000. The Company fully repaid the outstanding balance of $75,000 on January 22, 2021 and the Note is no longer available to the Company.

In addition, in order to fund finance costs in connection with the Initial Business Combination, the Sponsor or any other affiliate of the Sponsor, or the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the Initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that the Initial Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1.5 million of the Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, there were no loan agreements entered into in addition to the Note.

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

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021, there were 23,000,000 Class A common stock outstanding, all of which subject to possible redemption that were classified as temporary equity in the accompanying balance sheet. As of December 31, 2020, there were no shares of Class A common stock issued or outstanding.

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

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 5,750,000 shares of Class B common stock issued and outstanding. As of December 31, 2020, 750,000 shares of Class B common stock were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Founder Shares will represent 20% of the Company’s issued and outstanding common stock after the completion of the Initial Public Offering (see Note 4). On January 25, 2021, the underwriters exercised their over-allotment option in full; thus, no shares of Class B common stock remain subject to forfeiture as of September 30, 2021.

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

Note 8 — Warrants

As of September 30, 2021, the Company has outstanding warrants to purchase an aggregate of 18,050,000 shares of the Company’s Class A common stock issued in connection with the Initial Public Offering and the Private Placement (including warrants issued in connection with the consummation of the over-allotment).

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

As of September 30, 2021, assets held in the Trust Account were comprised of $230,009,544 in money market funds that trade in U.S. Treasury securities. During the three and nine months ended September 30, 2021, the Company did not withdraw any interest income from the Trust Account.

As of September 30, 2021, there were 11,500,000 Public Warrants and 6,550,000 Private Placement Warrants outstanding.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	As of September 30, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets
Investments held in Trust Account	$230,009,544	$—	$—	$230,009,544

Financial Liabilities
Warrant liabilities – Public Warrants	$6,210,000	$—	$—	$6,210,000
Warrant liabilities – Private Placement Warrants	$—	$3,537,000	$—	$3,537,000

On issuance, the Company utilized a Monte Carlo simulation model to value the warrants. As of September 30, 2021 the Company is using the fair value of the Public Warrants to value the Private Placement Warrants.

As of September 30, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 to a Level 1 following the detachment of the Public Warrants from the Units on March 12, 2021. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 to a Level 2 on July 1, 2021, as the key inputs to the valuation model became directly or indirectly observable from the Public Warrants listed price. There were no other transfers between levels of the hierarchy for the three and nine months ended September 30, 2021.

The change in the fair value of warrant liabilities, measured using Level 3 inputs, for the three and nine months ended September 30, 2021 is summarized as follows:

Warrant liabilities at January 22, 2021	$—
Initial measurement of Public Warrants, at issuance	11,155,000
Initial measurement of Private Placement Warrants, at issuance	6,550,000
Change in fair value of warrant liabilities	(8,680,000)
Warrant liabilities at March 31, 2021	$9,025,000
Transfer of Public Warrants to Level 1	(5,750,000)
Change in fair value of warrant liabilities	1,310,000
Warrant liabilities at June 30, 2021	$4,585,000
Transfer of Private Warrants to Level 2	(4,585,000)
Warrant liabilities at September 30, 2021	$—

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described herein under the heading "Risk Factors" and under the headings “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations and Known Trends or Future Events

We did not commence operations until after the closing of our IPO in January 2021, and we have not engaged in any significant operations nor generated any operating revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We have generated and will continue to generate non-operating income in the form of interest income on cash and cash equivalents. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We have incurred and expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net income of $2,694,255 which consisted of $3,534 in interest income and a non-cash $2,888,000 decrease in fair value of warrant liabilities. These gains were partially offset by $197,279 in general and administrative expenses, which were primarily comprised of legal and accounting fees.

For the nine months ended September 30, 2021, we had net income of $6,815,712 which consisted of $9,544 in interest income and a non-cash $7,958,000 decrease in fair value of warrant liabilities. These gains were partially offset by transaction expenses of $672,964 related to offering costs related to issuance of warrants and $478,868 in general and administrative expenses. General and administrative expenses of $478,868 were primarily comprised of legal and accounting fees.

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

As of October 31, 2021, we held $447,581 outside the Trust Account. We expect to use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

As of October 31, 2021, we had working capital of approximately $221,000. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor, Alden Global, any other affiliate of our sponsor, or our officers or directors may, but none of them is obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. These warrants would be identical to the private placement warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, Alden Global or another affiliate of our sponsor, or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of October 31, 2021, we did not have any off-balance sheet arrangements or any commitments or contractual obligations.

Critical Accounting Policies and Estimates

Class A Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2021 and December 31, 2020, respectively, 23,000,000 and no shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet.

Net Earnings Per Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class A feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net loss per common share is computed by dividing the pro rata net loss between the Class A common shares and the Class B common shares by the weighted average number of shares of common stock outstanding for each of the periods. The Company has not considered the effect of the Public Warrants and Private Placement Warrants sold in the Initial Public Offering and as part of the Placement Units to purchase 18,050,000 shares of Class A common stock in the calculation of diluted income per share, since the exercise of such warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021.

Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in the second quarter of 2021 and enhanced our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of September 30, 2021.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings.

To the knowledge of our management, there is no material litigation, arbitration or governmental proceeding currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A.Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 31, 2021 and in our Form 10-Q for the period ended March 31, 2021 filed with the SEC on May 24, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 31, 2021 and in our Form 10-Q for the period ended March 31, 2021 filed with the SEC on May 24, 2021.

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

November 15, 2021	Oyster Enterprises Acquisition Corp.

	By:	/s/ Heath B. Freeman
Name: Heath B. Freeman
Title: Chief Executive Officer