Form 10-Q/A
period 2021-09-30
Oyster Enterprises Acquisition Corp.
filed 2022-03-15
CIK 1834226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of March 15, 2022, there were 23,000,000 shares of Class A common stock and 5,750,000 shares of Class B common stock of the registrant issued and outstanding.

i

EXPLANATORY NOTE

Oyster Enterprises Acquisition Corp. (the “Company,” “Oyster Enterprises,” “we,” “us” or “our”) is filing this Amendment No. 1 (this “Amendment No. 1”) to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021  to amend and restate its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 15, 2021 (the “Original Quarterly Report”).

In the course of preparing the Original Quarterly Report, the Company had determined that a change was required to be made in the manner in which the Company had previously reported the value of the redeemable Class A common stock issued in connection with the Company’s initial public offering. The Company had previously determined that the aggregate value of such redeemable Class A common stock was equal to their aggregate redemption value after taking into account the prohibition, under the Company’s Amended and Restated Certificate of Incorporation, against the Company repurchasing or redeeming Class A common stock if such transaction would cause the Company’s net tangible assets to fall below $5,000,001. However, in the course of preparing the Original Quarterly Report, the Company determined that, because each share of Class A common stock was, by its terms, redeemable, the aggregate value of the Class A common stock should be equal to their aggregate redemption value without taking into account the prohibition against transactions that would reduce net tangible assets below $5,000,001. The Company adopted this change in the Original Quarterly Report by reclassifying the requisite amount of Class A common stock from permanent to temporary equity, with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock. In the Original Quarterly Report, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the Class A and Class B common stock. This presentation contemplates an initial business combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of the Company.

The Company presented in the Original Quarterly Report the reclassification as a revision, and the change in net income (loss) per share, that did not require the restatement of previously filed financial statements and presented the effect of the reclassification on the Company’s previously issued financial statements in Note 2 to the condensed financial statements. After the filing on November 15, 2021, in March 2022, the Company determined that such revisions, because of their quantitative materiality, should be considered restatements rather than revisions.

On March 14, 2022, the Company and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) balance sheet as of January 22, 2021 (the “Balance Sheet”), as reported in the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2021, (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021, and (iv) unaudited interim financial statements included in the Original Quarterly Report (collectively, the “Affected Periods” and clauses (ii) through (iv) only, the “Affected Quarterly Periods”), should no longer be relied upon and that it is appropriate to restate the Company’s financial statements for all of the Affected Periods. As a result, the Company has updated Note 2 to the unaudited condensed financial statements in this Amendment No. 1 to indicate that the error is a restatement and not a revision and also to include in such Note 2 the restatement of net income (loss) per share for each of the Affected Quarterly Periods. The Balance Sheet will be restated by the Company in a future SEC filing.

In addition, the Company has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting for accounting for complex financial instruments during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 to Part 1 of this Amendment No. 1.

The changes described above did not have any impact on the Company’s cash position or on the balance held in the Company’s trust account established in connection with its January 2021 initial public offering.

i

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

OYSTER ENTERPRISES ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$452,840	$39,907
Prepaid expenses	1,979	—
Total current assets	454,819	39,907
Deferred offering costs associated with initial public offering	—	396,688
Investments held in Trust Account	230,009,544	—
Total assets	$230,464,363	$436,595

Liabilities and Stockholders’ (Deficit) Equity:
Current liabilities:
Accounts payable	$22,815	$36,595
Accrued expenses	182,424	21,000
Accrued offering costs	—	300,000
Note payable – related party	—	75,000
Total current liabilities	205,239	432,595
Deferred underwriting commissions in connection with the initial public offering	8,050,000	—
Warrant liabilities	9,747,000	—
Total liabilities	18,002,239	432,595

Commitments and Contingencies (Note 6)

Class A common stock, $0.0001 par value; 23,000,000 and none shares authorized, issued and outstanding, subject to possible redemption at $10.00 per share, at September 30, 2021 and December 31, 2020, respectively	230,000,000	—
Stockholders’ (Deficit) Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2021 and December 31, 2020; 5,750,000 shares issued and outstanding at September 30, 2021 and December 31, 2020(1)	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(17,538,451)	(21,000)
Total Stockholders’ (Deficit) Equity	$(17,537,876)	$4,000
Total Liabilities and Stockholders’ (Deficit) Equity	$230,464,363	$436,595

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

OYSTER ENTERPRISES ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

						Retained	Total
	Common Stock		Common Stock		Additional	Earnings	Stockholders’
	Class A		Class B		Paid-in	(Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance — January 1, 2021	—	$—	5,750,000	$575	$24,425	$(21,000)	$4,000
Accretion for Class A Common Stock to redemption amount			—	—	(24,425)	(24,333,163)	(24,357,588)
Net income	—	—	—	—	—	7,865,003	7,865,003
Balance — March 31, 2021 (as Restated)	—	$—	5,750,000	$575	$—	$(16,489,160)	$(16,488,585)
Net loss	—	—	—	—	—	(3,743,546)	(3,743,546)
Balance —June 30, 2021 (as Restated)	—	$—	5,750,000	$575	$—	$(20,232,706)	$(20,232,131)
Net income	—	—	—	—	—	2,694,255	2,694,255
Balance — September 30, 2021	—	$—	5,750,000	$575	$—	$(17,538,451)	$(17,537,876)

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

(As Restated)

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

Liquidity and Capital Resources and Going Concern

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company has until January 22, 2023 (“Liquidation Date”) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 22, 2023.

Note 2 — Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company’s unaudited condensed financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Public Shares subject to possible redemption. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement of the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

The Company also restated its net earnings (loss) per share calculation to allocate income and losses shared pro rata between the three classes of shares. The Company has restated the filing periods presented below.

There has been no change in the Company’s total assets, liabilities, cash flows or net income (loss).

Impact of the Restatement

The impact of the restatement on the Company’s previously reported unaudited condensed financial statements is reflected in the following table:

	As Previously
	Reported	Adjustment	As Restated
Balance Sheet as of March 31, 2021 (per form 10-Q filed on May 24, 2021)

Class A common stock, $0.0001 par value; shares subject to possible redemption at $10.00 per share	$208,511,410	$21,488,590	$230,000,000

Stockholders’ Equity (Deficit):
Class A common stock, $0.0001 par value	$215	$(215)	$—
Retained earnings (Accumulated deficit)	$4,999,215	$(21,488,375)	$(16,489,160)
Total Stockholders’ Equity (Deficit)	$5,000,005	$(21,488,590)	$(16,488,585)
Shares subject to possible redemption	20,851,141	2,148,859	23,000,000

Balance Sheet as of June 30, 2021 (per form 10-Q filed on August 13, 2021)

Class A common stock, $0.0001 par value; shares subject to possible redemption at $10.00 per share	$204,767,860	$25,232,140	$230,000,000

Stockholders’ Equity (Deficit):
Class A common stock, $0.0001 par value	$252	$(252)	$—
Additional paid-in capital	$898,725	$(898,725)	$—
Retained earnings (Accumulated deficit)	$4,100,457	$(24,333,163)	$(20,232,706)
Total Stockholders’ Equity (Deficit)	$5,000,009	$(25,232,140)	$(20,232,131)
Shares subject to possible redemption	20,476,786	2,523,214	23,000,000

Statement of Operations for the Three Months Ended March 31, 2021 (per form 10-Q filed on May 24, 2021)

Weighted average shares outstanding of Class A redeemable common stock	22,739,130	(5,305,797)	17,433,333
Basic and diluted earnings per share, Class A	$0.00	$0.34	$0.34
Weighted average shares outstanding of Class B non-redeemable common stock	5,516,667	—	5,516,667
Basic and diluted earnings per share, Class B	$1.43	$(1.09)	$0.34

Statement of Operations for the Three Months Ended June 30, 2021 (per form 10-Q filed on August 13, 2021)

Basic and diluted weighted average shares outstanding of Class A redeemable common stock common stock	23,000,000	—	23,000,000
Basic and diluted earnings per share, Class A common stock	$0.00	$(0.13)	$(0.13)
Basic and diluted weighted average shares outstanding of Class B non-redeemable common stock common stock	5,750,000	—	5,750,000
Basic and diluted earnings per share, Class B common stock	$(0.65)	$0.52	$(0.13)

Statement of Operations for the Six Months Ended June 30, 2021 (per form 10-Q filed on August 13, 2021)

Basic and diluted weighted average shares outstanding of Class A redeemable common stock common stock	22,887,500	(2,655,456)	20,232,044
Basic and diluted earnings per share, Class A common stock	$0.00	$0.16	$0.16
Basic and diluted weighted average shares outstanding of Class B non-redeemable common stock common stock	5,633,978	—	5,633,978
Basic and diluted earnings per share, Class B common stock	$0.73	$(0.57)	$0.16

Statement of Cash Flows for the Three Months Ended March 31, 2021 (per form 10-Q filed on May 24, 2021)

Disclosure of initial classification of common stock subject to possible redemption	$199,973,440	$(199,973,440)	$—
Disclosure of change in value of Class A common stock subject to possible redemption	$8,537,960	$(8,537,960)	$—

Statement of Cash Flows for the Six Months Ended June 30, 2021 (per form 10-Q filed on August 13, 2021)

Disclosure of initial classification of common stock subject to possible redemption	$199,973,448	$(199,973,448)	$—
Disclosure of change in value of Class A common stock subject to possible redemption	$4,794,412	$(4,794,412)	$—

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting and other costs incurred that were directly related to the Initial Public Offering. Total offering costs amounting to $13,875,552, comprised of $12,650,000 of underwriting fees, and $1,225,552 of other offering costs, were allocated between the proceeds of the Class A shares and Public Warrants issued based on the relative fair value method. The offering costs allocated to the Class A shares of $13,202,588 were charged to additional paid in capital in stockholders’ equity upon the completion of the Initial Public Offering. Issuance costs of $672,694 attributed to the Public Warrants were expensed in general and administrative costs in the condensed statement of operations.

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

The following table reflects the calculation of basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2021 (in dollars, except share and per share amounts):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2021
Redeemable Class A Common Stock
Numerator:
Earnings allocable to Redeemable Class A Common Stock	$2,155,404	$5,370,450
Denominator:
Weighted Average Redeemable Class A Common Stock, Basic and Diluted	23,000,000	21,080,586
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.09	$0.25
Non-Redeemable Class B Common Stock
Numerator:
Net income allocable to Class B Common Stock	$538,851	$1,445,262
Denominator:
Weighted Average Non-Redeemable Class B Common Stock, Basic and Diluted	5,750,000	5,673,077
Earnings/Basic and Diluted Non-Redeemable Class B Common Stock	$0.09	$0.25

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

The shares of Class A common stock are redeemable upon the consummation of the Company’s Initial Business Combination, subject to limitation described in Note 1. In addition, if the Company is unable to complete the Initial Business Combination within the Combination Period, the Company will cease all operations except for the purpose of winding up and redeem the shares of Class A common stock at a per-share price equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding Public Shares (see Note 1). In accordance with ASC Topic 480, Distinguishing Liabilities from Equity, the Company will classify the shares of Class A common stock subject to redemption rights as temporary equity. As a result, upon completion of the Initial Public Offering, those shares of Class A common stock will be recorded at redemption amount and classified as temporary equity.

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than the restatement described in Note 2 above and described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On December 30, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to its Sponsor, which provides for borrowings from time to time of up to an aggregate of $1,500,000, and the Company borrowed $500,000 under the Promissory Note on the same date. The proceeds of the Promissory Note will be used for working capital purposes. The Promissory Note does not bear interest and is repayable in full upon consummation of the Company’s Initial Business Combination. If the Company does not complete its Initial Business Combination, the Promissory Note shall not be repaid and all amounts owed under it will be forgiven except to the extent that the Company has funds available to it outside of its trust account established in connection with the Company’s initial public offering. Upon the consummation of the Initial Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the Promissory Note, in whole or in part, into that number of warrants to purchase one share of Class A common stock of the Company (the “Working Capital Warrants”) equal to the principal amount of the Promissory Note so converted divided by $1.00. The terms of the Working Capital Warrants will be identical to the terms of the Private Placement Warrants. The Promissory Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Promissory Note and all other sums payable with regard to the Promissory Note becoming immediately due and payable.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q/A, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described herein under the heading "Risk Factors" and under the headings “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

As of February 28, 2022, we held $540,370 outside the Trust Account. We expect to use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

As of February 28, 2022, we had working capital of approximately $217,000. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor, Alden Global, any other affiliate of our sponsor, or our officers or directors may, but none of them is obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. These warrants would be identical to the private placement warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, Alden Global or another affiliate of our sponsor, or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

We expect our primary liquidity requirements over the next 12 months will include approximately $350,000 for legal, accounting, due diligence, travel and other expenses in connection with any business combinations; $100,000 for legal and accounting fees related to regulatory reporting requirements; $75,000 for Nasdaq continued listing fees; and approximately $350,000 for working capital to cover miscellaneous expenses (including franchise taxes net of anticipated interest income).

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

Going Concern

We have until January 22, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 22, 2023.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of February 28, 2022, we did not have any off-balance sheet arrangements or any commitments or contractual obligations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Additionally, this material weakness could result in a misstatement of complex financial instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of a Material Weakness in Internal Control over Financial Reporting

To remediate the material weakness in internal control related identified above, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. This is in addition to the remediation relating to the accounting classification for Warrants we issued in January 2021, which was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”), dated April 12, 2021 (the “SEC Statement”), in view of which management made the following changes during 2021: the Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for the Warrants. The Company’s management has spent a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we already had processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have implemented changes to expand and enhance these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings.

To the knowledge of our management, there is no material litigation, arbitration or governmental proceeding currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

Except as set forth below, as of the date of this Quarterly Report on Form 10-Q/A, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 31, 2021, in our Form 10-Q for the period ended March 31, 2021 filed with the SEC on May 24, 2021 and in our Form 10-Q for the period ended June 30, 2021 filed with the SEC on August 13, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021 related to our accounting for complex financial instruments. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results, and we may face litigation as a result.

We have identified, in light of the prior reclassification of warrants from equity to liability (which has since been remediated), as well as the reclassification of our redeemable Class A common stock as temporary equity and the need to restate net income (loss) per share, a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. This material weakness resulted in the restatement of our unaudited interim financial statements for the quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021, as well as the restatement of our audited balance sheet as of January 22, 2021. Additionally, this material weakness could result in a misstatement of complex financial instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and adversely affect our business and operating results. We plan to remediate this weakness by placing greater focus on complex financial transactions and increasing the utilization of consulting accountants to help guide our decisions. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practices may evolve over time. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

As a result of the restatement of our financial statements, we have become subject to additional risks and uncertainties, including, among others, increased professional fees and expenses and time commitment that may be required to address matters related to the restatements, and scrutiny of the SEC and other regulatory bodies which could cause investors to lose confidence in the Company’s reported financial information and could subject the Company to civil or criminal penalties or shareholder litigation. The Company could face monetary judgments, penalties or other sanctions that could have a material adverse effect on the Company’s business, financial condition and results of operations and could cause its stock price to decline.

As a result of such material weakness and restatement and the change in accounting for complex financial instruments, we also face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from such restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report on Form 10-Q/A, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete an Initial Business Combination.

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

March 15, 2022	Oyster Enterprises Acquisition Corp.

	By:	/s/ Heath B. Freeman
Name: Heath B. Freeman
Title: Chief Executive Officer