Form 10-K
period 2021-12-31
Oyster Enterprises Acquisition Corp.
filed 2022-03-31
CIK 1834226

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2021

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

The registrant’s units commenced public trading on the Nasdaq Capital Market on January 20, 2021, and its Class A common stock and warrants commenced separate public trading on the Nasdaq Capital Market on March 12, 2021. The aggregate market value of the registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, as of June 30, 2021, was $222,410,000.

As of March 18, 2022, there were 23,000,000 shares of Class A common stock and 5,750,000 shares of Class B common stock of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	actual and potential conflicts of interest relating to Alden Global Capital LLC (“Alden Global”), our directors and our officers;
●	our ability to draw from the support and expertise of Alden Global;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses, including the location and industry of such target businesses;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the Trust Account (as hereinafter defined) or available to us from interest income on the Trust Account balance;
●	the Trust Account not being subject to claims of third parties; or
●	our financial performance.

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

i

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

Our Management Team

We believe that the experience and capabilities of our management team will make us an attractive partner to potential target businesses, enhance our ability to complete a successful business combination, and bring value to the post-business combination company. We will be led by Heath B. Freeman, our Chief Executive Officer and Vice Chairman, Joshua P. Kleban, our Chief Financial Officer and Michael J. Monticciolo, our Chief Legal Officer, Chief Operating Officer, Secretary and a member of our board of directors. Our senior management team will be supported by the Alden Global team, as well as our independent directors. See Item 10 of this Report for additional information regarding our management team.

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

Acquisition Criteria

We believe we have the opportunity to pursue a differentiated set of potential acquisition targets due to our team’s and Alden Global’s experience in driving transformative change in businesses in order to create value for stockholders. Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses and set us apart from other sources of capital pursuing target businesses in our areas of focus. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to seek to acquire companies that we believe:

●	Are in fragmented industries capable of serving as a platform investment for future accretive acquisitions;
●	Possess a defensible market position (as compared to their competitors) with demonstrated advantages that create barriers to entry against new potential market entrants;
●	Are at inflection points, such as those requiring additional management expertise, preparing to innovate through development of new products or services, or facing situations where we are particularly equipped to drive improved financial performance;
●	Are poised to benefit from significant embedded and/or underexploited expansion opportunities;
●	Exhibit unrecognized value or other characteristics that we believe represent upside in the public markets based on our company-specific analysis and due diligence review;
●	Have strong operations and experienced and flexible management teams that provide a platform for driving growth, profitability, and value creation; and
●	Offer attractive risk-adjusted equity returns for our stockholders.

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

As required by Nasdaq rules, our initial business combination will be approved by a majority of our independent directors. So long as we maintain a listing for our securities on Nasdaq, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (excluding any deferred underwriting discount and taxes payable on the income earned on the Trust Account) at the time of our signing a definitive agreement in connection with our initial business combination. We refer to this as the “80% of fair market value test.” If our securities are no longer listed on Nasdaq, we will not be obligated to satisfy the 80% of fair market value test. Our board of directors will make the determination as to the fair market value of our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Even though our board of directors will rely on generally accepted standards, our board of directors will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of the board of directors in evaluating the fair market value of the target or targets. The proxy solicitation materials or tender offer documents used by us in connection with any proposed initial business combination will provide public stockholders with our analysis of our satisfaction of the 80% of fair market value test, as well as the basis for our determinations. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% threshold, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our stockholders. However, if required under applicable law, any proxy statement that we deliver to stockholders and file with the Securities and Exchange Commission (“SEC”) in connection with a proposed initial business combination will include such opinion.

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

Financial Position

As of March 18, 2022, the Trust Account held $230,015,096 in funds available to complete our initial business combination (which includes $8,050,000 of deferred underwriting commissions being held in the Trust Account), in each case before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

On December 30, 2021, we issued an unsecured promissory note (the “Second Promissory Note”) to our sponsor, which provides for borrowings from time to time of up to an aggregate of $1,500,000, and we borrowed $500,000 under the Second Promissory Note on the same date. The Second Promissory Note does not bear interest and is repayable in full upon consummation of our initial business combination. As of December 31, 2021, the outstanding balance under the Second Promissory Note was $500,000 and the remaining amount available to be drawn was $1,000,000.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the sale of the private placement warrants, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

Members of our management team and Alden Global are from time to time made aware of potential business opportunities, one or more of which we may desire to pursue, for a business combination, but we have not (nor has anyone on our behalf) contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to a business combination transaction with us. Please see “— Selection of a Target Business and Structuring of our Initial Business Combination” for additional information regarding limitations on our access to investment opportunities sourced by Alden Global. Additionally, we have not, nor has anyone on our behalf, taken any substantive measure, directly or indirectly, to identify or locate any suitable acquisition candidate, nor have we engaged or retained any agent or other representative to identify or locate any such acquisition candidate.

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

In the case of an initial business combination funded with assets other than the Trust Account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by applicable law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Selection of a Target Business and Structuring of Our Initial Business Combination

As required by Nasdaq rules, our initial business combination will be approved by a majority of our independent directors. Nasdaq rules also require that an initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the value of the Trust Account (excluding any deferred underwriting discount and taxes payable on the income earned on the Trust Account). The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of fair market value test. There is no basis for investors in this offering to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business.

Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by applicable law or stock exchange rule, or we may decide to seek stockholder approval for business or other reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Whether Stockholder
Type of Transaction	Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the Company	No
Merger of target into a subsidiary of the Company	No
Merger of the Company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of common stock that will either be equal to or in excess of 20% of the number of shares of common stock then outstanding (other than in a public offering);
●	any of our directors, officers or substantial security holders (as defined by the Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or
●	the issuance or potential issuance will result in our undergoing a change of control.

The decision as to whether we will seek stockholder approval of a proposed business combination in those instances in which stockholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the Company at a disadvantage in the transaction or result in other additional burdens on the Company;
●	the expected cost of holding a stockholder vote;
●	the risk that the stockholders would fail to approve the proposed business combination;
●	other time and budget constraints of the Company; and

●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.

Permitted Purchases of Our Securities

In the event we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial stockholders, directors, officers or any of their respective affiliates may purchase public shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of public shares or public warrants such persons may purchase. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our initial stockholders, directors, officers, advisors or any of their respective affiliates determine to make any such purchases at the time of a stockholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the Trust Account will be used to purchase public shares in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have an insider trading policy which will require insiders to (1) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information and (2) to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our initial stockholders, directors, officers, advisors or any of their respective affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling stockholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors, advisors and/or any of their respective affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors, advisors or any of their respective affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or any of their respective affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our initial business combination. Such persons would select the stockholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, officers, directors, advisors or any of their respective affiliates will purchase shares only if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or any of their respective affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or any of their respective affiliates will be restricted from making purchases of common stock if such purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of our initial business combination, including interest (net of permitted withdrawals), divided by the number of then outstanding public shares, subject to the limitations described herein. At completion of the business combination, we will be required to purchase any public shares properly delivered for redemption and not withdrawn. The amount in the Trust Account as of December 31, 2021 is approximately $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. However, the per-share redemption amount received by public stockholders could be less than the $10.00 per public share initially held in the Trust Account due to claims of creditors (see “Risk Factors — If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein). The redemption right will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our IPO that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide holders of our Class A common stock the right to have their shares redeemed or to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of this offering or with respect to any other material provisions relating to the rights of holders of our Class A common stock or pre-initial business combination business activity, we will provide public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our initial stockholders, officers and directors have agreed to waive any redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination. Specifically, our amended and restated certificate of incorporation will provide, among other things, that:

●	prior to the consummation of our initial business combination, we shall either: (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of our initial business combination, including interest (net of permitted withdrawals); or (2) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of our initial business combination, including interest (net of permitted withdrawals), in each case subject to the limitations described herein;
●	we will consummate our initial business combination only if we have net tangible assets, after payment of the deferred underwriting commissions, of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination at a duly held stockholder meeting;
●	if our initial business combination is not consummated within 24 months from the closing of this offering, then our existence will terminate and we will distribute all amounts in the Trust Account; and

●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote on any initial business combination, pre-initial business combination activity or amendments to the articles of our amended and restated certificate of incorporation that govern certain rights of holders related to our consummation of an initial business combination.

These provisions cannot be amended without the approval of holders of 65% of our common stock. In the event we seek stockholder approval in connection with our initial business combination, our amended and restated certificate of incorporation provides that, unless otherwise required by applicable law or stock exchange rules, we may consummate our initial business combination only if approved by a majority of the shares of common stock voted by our stockholders at a duly held stockholder meeting.

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

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and
●	file proxy materials with the SEC.

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

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination in the event we distribute proxy materials or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a stockholder vote, a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target by January 22, 2023.

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

Sponsor Indemnity

Our sponsor, has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a business combination agreement, reduce the amount of funds in the Trust Account to below: (1) $10.00 per public share; or (2) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case, net of permitted withdrawals, except as to any claims by a third party (including such target business) that executed a waiver of any and all rights to the monies held in the Trust Account (whether any such waiver is enforceable) and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our Company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. We believe the likelihood of our sponsor having to indemnify the Trust Account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Certain Potential Conflicts of Interest

None of our officers or directors has any obligation to present us with any opportunity for a potential business combination of which they become aware unless it is offered to the officer or director specifically in his or her capacity as a director or officer of the Company and after the officer or director has satisfied his or her contractual and fiduciary obligations to other parties. Any knowledge or presentation of such opportunities may therefore present conflicts of interest.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual duties or obligations to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual duties or obligations to present the opportunity to such entity, he or she will honor these duties or obligations to present such opportunity to such entity. Our amended and restated certificate of incorporation provides that any business opportunity offered to any of our officers or directors shall be presented to us only to the extent that such business opportunity is offered to such person solely in his or her capacity as our director or officer and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

The potential conflicts described above may limit our ability to enter into a business combination or other transactions. These circumstances could give rise to numerous situations where interests may conflict.

There can be no assurance that these or other conflicts of interest with the potential for adverse effects on the Company and investors will not arise.

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

Human Capital Management; Employees

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

Periodic Reporting and Financial Information

Our units, Class A common stock and warrants are registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we will be subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the completion of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-

affiliates equals or exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the aggregate worldwide market value of our Class A common stock held by non-affiliates equals or exceeds $250 million as of the prior June 30th, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the aggregate worldwide market value of our Class A common stock held by non-affiliates equals or exceeds $700 million as of the prior June 30th.

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

Risk Factor Summary

An investment in or ownership of our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described under “Item 1A. Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition, liquidity and results of operations. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

Risks Relating to a Special Purpose Acquisition Company and our Securities

●	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination.
●	The requirement that we complete our initial business combination by January 22, 2023 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.
●	We may not be able to complete our initial business combination by January 22, 2023, in which case we would cease all operations, except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss..

Risks Relating to our Securities

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their stock, and our warrants will expire worthless.
●	If the proceeds not being held in the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor, Alden Global or any other affiliate of our sponsor, or our management to fund our search, to pay our taxes and to complete our initial business combination. If we are unable to obtain such loans, we may be unable to complete our initial business combination.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.
●	We may not hold an annual meeting of stockholders until after we consummate our initial business combination and you will not be entitled to any of the corporate protections provided by such a meeting.
●	We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a “cashless basis” and potentially causing such warrants to expire worthless.
●	The grant of registration rights to our initial stockholders, the underwriters and their permitted transferees may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.
●	Because we are neither limited to evaluating target businesses in a particular industry nor have we identified any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Risks Relating to us, our sponsor and our management team

●	We may seek acquisition opportunities in acquisition targets that may be outside of our management’s areas of expertise.
●	Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
●	Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
●	We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.
●	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
●	Our management may not be able to maintain control of a target business after our initial business combination. Upon loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

●	We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders do not agree.
●	We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.
●	Our initial stockholders will control the election of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, they will elect all of our directors prior to the consummation of our initial business combination and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.
●	Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

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

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States and Europe. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to the coronavirus, and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic.” Outbreaks of COVID-19 and its variants have adversely affected, and other events (such as terrorist attacks, natural disasters, significant outbreak of other infectious diseases or other COVID-19 variants) could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate an Business Combination could be materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if concerns relating to COVID-19 and its variants continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 and its variants impact our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic and the actions to contain COVID-19 and its variants or treat its impact, among others. If the disruptions posed by COVID-19, its variants or other events (such as terrorist attacks, natural disasters, significant outbreak of other infectious diseases or other COVID-19 variants) continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected. Finally, the outbreak of COVID-19 and its variants may also have the effect of heightening many of the other risks described in this “Risks Factors” section.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19, its variants and other events (such as terrorist attacks, natural disasters, significant outbreak of other infectious diseases or COVID-19 variants), including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

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

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions (including between Russia and Ukraine), or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

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

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Of the proceeds of our IPO, the Private Placements and working capital notes, as of March 18, 2022, only approximately $345,251 was available to us outside the Trust Account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, Alden Global or any other affiliate of our sponsor, or our management to operate or may be forced to liquidate. None of our sponsor, Alden Global, such affiliate or our management is under any obligation or other duty to loan funds to us in such circumstances. Any such loans would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In such case, our public stockholders may receive only $10.00 per share, or less in certain circumstances, and our warrants will expire worthless. Please see “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;
●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.

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

Under the Delaware General Corporation Law (“DGCL”), stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by January 22, 2023 may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following January 22, 2023 in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

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

We have identified a material weakness in our internal control over financial reporting as of December 31, 2021 related to our accounting for complex financial instruments. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results, and we may face litigation as a result.

We have identified, in light of the reclassification of our redeemable Class A common stock as temporary equity and the need to restate net income (loss) per share, a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. This material weakness resulted in the restatement of our unaudited interim financial statements for the quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021, as well as the restatement of our audited balance sheet as of January 22, 2021. Additionally, this material weakness could result in a misstatement of complex financial instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

As a result of such material weakness and restatement and the change in accounting for complex financial instruments, we also face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from such restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report on Form 10-K, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete an initial business combination.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0001 per share, and 10,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. As of March 18, 2022, there were 77,000,000 and 4,250,000 authorized but unissued shares of Class A and Class B common stock, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants, but not shares reserved upon the conversion of the Class B common stock. Shares of Class B common stock are automatically convertible into shares of our Class A common stock at the time of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of March 18, 2022, there were no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock, and may issue shares of preferred stock, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions described herein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote on any initial business combination, pre-initial business combination activity or amendments to the articles of our amended and restated certificate of incorporation that govern certain rights of holders related to our consummation of an initial business combination. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of our investors;
●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
●	could cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our units, common stock and/or warrants.

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

As of March 18, 2022, our sponsor held an aggregate of 5,750,000 founder shares, representing 20.0% of our outstanding Class A common stock, and an aggregate of 6,550,000 private placement warrants entitling the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment. The founder shares and private placement warrants will be worthless if we do not complete an initial business combination.

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

Although we have no commitments as of the date hereof to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our IPO and the Private Placements which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may materially negatively impact our operations and profitability.

As of March 18, 2022, the Trust Account held $230,015,096 in funds available to complete our initial business combination (which includes $8,050,000 of deferred underwriting commissions being held in the Trust Account).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

Our amended and restated certificate of incorporation provides that any of its provisions (other than amendments relating to the appointment of directors, which require the approval by the holders of at least 90% of our common stock entitled to vote thereon) related to pre-business combination activity (including the requirement to deposit proceeds of the IPO and the Private Placements sale into the Trust Account and not release such amounts, except in specified circumstances and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of at least 65% of our common stock, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our common stock. In all other instances, our amended and restated certificate of incorporation provides that it may be amended by holders of a majority of our common stock, subject to applicable provisions of the DGCL, or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation or on our initial business combination. Our initial stockholders, who owned 20% of our common stock as of March 30, 2022, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which will govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

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

As of March 18, 2022, our initial stockholders owned 20% of our outstanding common stock. In addition, the founder shares, all of which are held by our initial stockholders, will entitle the holders to elect all of our directors prior to the consummation of our initial business combination. Holders of our public shares will have no right to vote on the election of directors during such time. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. These provisions of our amended and restated certificate of incorporation may only be amended by the holders of at least 90% of our common stock entitled to vote thereon. As a result, you will not have any influence over the election of directors prior to our initial business combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ended December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	longer payment cycles;
●	tax consequences;
●	currency fluctuations and exchange controls;
●	rates of inflation;

●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;
●	deterioration of political relations with the United States;
●	obligatory military service by personnel; and
●	government appropriation of assets.

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

●	we have a board that includes a majority of “independent directors,” as defined under the rules of Nasdaq;
●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
●	to the extent we have one, we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

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

Holders

As of March 24, 2022, there was 1 holder of record of our units, 1 holder of record of our Class A common stock, 4 holders of record of our warrants, and 1 holder of record of our founder shares.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from the Initial Public Offering

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	[Reserved.]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described herein under the headings “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a recently incorporated blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not identified any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the Private Placements, our capital stock, debt or a combination of cash, stock and debt.

As of December 31, 2021, we had cash of approximately $673,940 and working capital deficit of approximately $229,067. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

For the year ended December 31, 2021, we had net income of $7,959,366 which consisted of $13,905 in interest income and a non-cash $9,402,000 decrease in fair value of warrant liabilities. These gains were partially offset by transaction expenses of $672,964 related to offering costs related to issuance of warrants, $588,457 in general and administrative expenses and $195,118 in franchise tax expenses. General and administrative expenses of $588,457 were primarily comprised of legal and accounting fees.

For the period from October 22, 2020 (inception) through December 31, 2020, we had a net loss of $21,000, which consists of operating costs of $21,000.

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

As of March 18, 2022 we held $345,251 outside the Trust Account. We expect to use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

As of March 18, 2022, we had working capital of approximately $217,000. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor, Alden Global, any other affiliate of our sponsor, or our officers or directors may, but none of them is obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. These warrants would be identical to the private placement warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, Alden Global or another affiliate of our sponsor, or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

On December 30, 2021, we issued an unsecured promissory note to our sponsor, which provides for borrowings from time to time of up to an aggregate of $1,500,000 (“Working Capital Loans”), and we borrowed $500,000 under the sponsor Working Capital Loan on the same date. The proceeds of the sponsor Working Capital Loan will be used for working capital purposes. The sponsor Working Capital Loan does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. If we do not complete our initial business combination, the sponsor Working Capital Loan shall not be repaid and all amounts owed under it will be forgiven except to the extent that we have funds available to us outside of our Trust Account established in connection with the Company’s IPO.

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

Contractual Obligations

Registration Rights

The holders of founder shares and private placement warrants, and warrants that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights (in the case of the founder shares, only after conversion of such shares to shares of Class A common stock) pursuant to a registration rights agreement. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period for the securities to be registered. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the closing date of the IPO to purchase up to 3,000,000 additional units to cover over-allotments, if any, at the public offering price less underwriting discounts. Any units issued or sold under the option will be issued and sold on the same terms and conditions as the other units in the IPO. On January 28, 2021, we consummated the sale of an additional 3,000,000 units at the IPO price of $10.00 per unit pursuant to the full exercise by the underwriters of the over-allotment option.

We paid an underwriting discount of 2% of the per unit offering price to the underwriters at the closing of the IPO. An additional fee of 3.5%, or $8,050,000, of the gross offering proceeds will be payable to the underwriters upon the completion of an initial business combination, from the amounts held in the Trust Account.

In connection with the consummation of the sale of the additional units pursuant to the underwriters’ full exercise of the over-allotment option, on January 28, 2021, the underwriters were entitled to an aggregate of $0.6 million in fees payable upon closing and an additional deferred underwriting commissions of approximately $1.1 million.

Related Party Loan

On December 30, 2021, we issued an unsecured promissory note to our sponsor, which provides for borrowings from time to time of up to an aggregate of $1,500,000, and we borrowed $500,000 under the Working Capital Loans on the same date. The proceeds of the Working Capital Loans will be used for working capital purposes. If we complete the initial business combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. In the event that the initial business combination is not completed, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1.5 million of the Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. As of December 31, 2021, $500,000 was drawn on the Working Capital Loans. As of December 31, 2020, we had no borrowings under the Working Capital Loans.

Off-Balance Sheet Arrangements

As of March 18, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation

S-K.

Critical Accounting Policies and Estimates

Financial Instruments

We record the warrant liabilities and Working Capital Loan at estimated fair value. As of December 31, 2021, the public warrants and private placement warrants were valued using the public warrant’s publicly listed trading price as of the balance sheet date. The fair value of the Working Capital Loans approximates the value out the outstanding principal due to the short-term nature and presumption that the sponsor would cash settle the working capital notes. See “Note 9. Fair Value Measurement” to our financial statements for additional information.

Class A Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2021 and 2020, respectively, 23,000,000 and no shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Earnings Per Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class A feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net loss per common share is computed by dividing the pro rata net loss between the Class A common shares and the Class B common shares by the weighted average number of shares of common stock outstanding for each of the periods. The Company has not considered the effect of the public warrants and private placement warrants sold in the IPO purchase 18,050,000 shares of Class A common stock in the calculation of diluted income per share, since the exercise of such warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Warrant Liabilities

We account for our outstanding public warrants and private placement warrants in accordance with authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). We determined that the outstanding public warrants and private placement warrants do not meet the criteria for equity treatment thereunder. As such, each public warrant and private placement warrant must be recorded as a liability and is subject to re-measurement at each balance sheet date and any change in fair value is recorded in our statement of operations.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a significant effect on our financial statements.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

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

This information appears following Item 15 of this Annual Report on Form 10-K and is included herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2021, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Restatement of Previously Issued Financial Statements

On November 15, 2021, we revised our prior position on accounting for temporary equity and permanent equity and the earnings per share calculation. We restated our financial statements to revalue the Company’s Class A common stock subject to possible redemption and restate its earnings per share calculation. The Company’s accounting related to temporary equity and permanent equity and its earnings per share calculation did not have any effect on the Company’s previously reported investments held in trust or cash.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, management believes that, as of December 31, 2021, our internal control over financial reporting was not effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm, because as an “emerging growth company” under the JOBS Act our independent registered public accounting firm is not required to issue such an attestation report.

Changes in Internal Control over Financial Reporting

Other than as noted above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included herein, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B.Other Information.

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Title
Heath B. Freeman	41	Chief Executive Officer and Vice Chairman of the Board of Directors
Joshua P. Kleban	51	Chief Financial Officer
Michael J. Monticciolo	50	Chief Legal Officer, Chief Operating Officer, Secretary and Director
Randall D. Smith	79	Chairman of the Board of Directors
Maz Akram	49	Director
Martin R. Wade, III	72	Director
Dana Goldsmith Needleman	49	Director

Heath B. Freeman is our Chief Executive Officer and Vice Chairman of our board of directors. Mr. Freeman is one of the founding members of Alden Global and has been its President since 2014. He has been managing and investing in companies with an opportunistic and catalyst-driven approach since he joined Alden Global’s predecessor Smith Management LLC in 2006. Prior to joining Smith Management, Mr. Freeman was an investment banker at Peter J. Solomon Company, where he specialized in mergers & acquisitions, structuring and financings. In addition to his investment research and operational responsibilities at Alden Global, Mr. Freeman currently serves as Vice Chairman of MNG Enterprises, Inc., a company that owns media properties such as The Denver Post, San Jose Mercury News, Orange County Register and the Boston Herald. Mr. Freeman currently serves as Chairman of the Advisory Board of the Freeman Center at Jewish Life at Duke University and graduated with a Bachelor of Arts degree from Duke University in 2002.

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

Dana Goldsmith Needleman is a member of our board of directors. Ms. Needleman serves as a Principal of The Cogent Group, a private real estate investment firm, where she is responsible for the origination, underwriting, financing, structuring, and closing of net lease transactions, a position she has held since October 2009. From 1999 to 2009, Ms. Needleman was employed by Cardinal Capital Partners, a sale-leaseback firm, serving as Managing Director from 2003 to 2009 and Vice President from 1999 to 2002. From 1997 to 1999, Ms. Needleman was an associate at Corporate Realty Investment Company, a private real estate company. From December 2019 to May 2021, Ms. Needleman served as a director of Tribune Publishing Company, a newspaper print and online media publishing company. From May 2018, Ms. Needleman served as a director of Fred’s Inc., a company operating a discount general merchandise store chain, which was a public company until September 2019. Ms. Needleman earned her B.A. from Duke University and her J.D. from Boston University School of Law.

Ms. Needleman is well-qualified to serve on our board of directors due to her substantial retail real estate and corporate management background and her experience as a board member of various companies.

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

Audit Committee

We have established a separately-designated standing audit committee of our board of directors. The members of our audit committee are Maz Akram, Dana Goldsmith Needleman and Martin R. Wade, III with Martin R. Wade, III serving as chair of the audit committee.

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

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm;
●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm has with us in order to evaluate their continued independence;
●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

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

Item 11.Executive Compensation.

Executive Officer and Director Compensation

None of our officers or directors have received any compensation for services rendered to us. We currently intend to pay each of Mr. Maz Akram, Ms. Dana Goldsmith Needleman and Mr. Martin Wade, three of our independent directors, a one-time cash bonus of $150,000 upon the successful completion of our initial business combination, provided that such individual remains a director through the closing of such initial business combination. In addition, our sponsor, officers, directors and their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their respective affiliates.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2022, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our executive officers and directors; and
●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this report.

	Class A Common		Class B Common
Name	Stock		Stock
and		Percentage		Percentage
Address	Number of	of	Number of	of
of	Shares	Class A	Shares	Class B
Beneficial	Beneficially	Common	Beneficially	Common
Owner (1)(2)	Owned	Stock	Owned	Stock
Magnetar Financial LLC(3)	2,006,742	8.72%	—	—
The Goldman Sachs Group, Inc.(4)	1,539,068	6.70%	—	—
Oyster Enterprises LLC(5)	—	—	5,750,000	20.0%
Heath B. Freeman(6)	—	—	5,750,000	20.0%
Joshua P. Kleban	—	—	—	—%
Michael J. Monticciolo	—	—	—	—%
Randall D. Smith(6)	—	—	5,750,000	20.0%
Maz Akram	—	—	—	—%
Martin R. Wade, III	—	—	—	—%
Dana Goldsmith Needleman	—	—	—	—%
All officers and directors as a group (seven individuals)	—	—	5,750,000	20.0%

(1)

Based on 28,750,000 shares of common stock outstanding as of March 30, 2022, including 23,000,000 shares of Class A common stock (including those shares of Class A common stock comprising a portion of a unit) and 5,750,000 shares of Class B common stock. Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Only holders of our Class B common stock will have the right to elect all of our directors prior to the consummation of our initial business combination.

(2)	Unless otherwise noted, the business address of each of the following entities or individuals is 777 South Flagler Drive, Suite 800W, West Palm Beach, Florida 33401.
(3)

Interests shown consist solely of shares of Class A common stock. A Schedule 13G filed on January 1, 2022, relates to the shares held for Magnetar Constellation Fund II, Ltd (“Constellation Fund II”), Magnetar Constellation Master Fund, Ltd (“Constellation Master Fund”), Magnetar Systematic Multi-Strategy Master Fund Ltd (“Systematic Master Fund”), Magnetar Capital Master Fund Ltd (“Master Fund”) , Magnetar Discovery Master Fund Ltd ("Discovery Master Fund"), Magnetar Xing He Master Fund Ltd (“Xing He Master Fund”), Purpose Alternative Credit Fund Ltd ("Purpose Fund"), Magnetar SC Fund Ltd (“SC Fund”), all Cayman Islands exempted companies; Magnetar Structured Credit Fund, LP (“Structured Credit Fund”), a Delaware limited partnership; Magnetar Lake Credit Fund LLC ("Lake Credit Fund"), Purpose Alternative Credit Fund - T LLC ("Purpose Fund - T"), Delaware limited liability companies; collectively (the “Magnetar Funds”). Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the shares held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Mr. Litowitz. As of December 31, 2021, each of Magnetar Financial, Magnetar Capital Partners, Supernova Management and Mr. Litowitz held 2,006,742 shares. The amount consists of (A) 204,050 shares held for the account of Constellation Fund II; (B) 716,030 shares held for the account of Constellation Master Fund; (C) 94,000 shares held for the account of Systematic Master Fund; (D) 48,599 shares held for the account of Master Fund; (E) 9,143 shares held for the account of Discovery Master Fund; (F) 244,860 shares held for the account of Xing He Master Fund; (G) 109,446 shares held for the account of Purpose Fund; (H) 159,530 shares held for the account of SC Fund; (I) 267,120 shares held for the account of Structured Credit Fund; (J) 116,864 shares held for the account of Lake Credit Fund; and (K) 37,100 shares held of the account of Purpose Fund - T. The shares held by the Magnetar Funds represent approximately 8.72% of the total number of shares outstanding (calculated pursuant to Rule 13d-3(d)(1)(i)) of the outstanding shares of the issuer).The business address of such holders is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

(4)

Interests shown consist solely of shares of Class A common stock. According to a Schedule 13G filed on February 10, 2022 on behalf of The Goldman Sachs Group, Inc. and Goldman Sachs & Co. LLC, The Goldman Sachs Group, Inc. and Goldman Sachs & Co. LLC share the power to vote or direct the vote, and share the power to dispose or direct the disposition of the shares. The business address of such holders is 200 West Street, New York, New York 10282.

(5)

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

(6)	These shares consist solely of shares of Class B common stock held in the name of our sponsor. Our sponsor is controlled by Heath B. Freeman and Randall D. Smith.

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

We currently intend to pay each of Mr. Maz Akram, Ms. Dana Goldsmith Needleman and Mr. Martin Wade, three of our independent directors, a one-time cash bonus of $150,000 upon the successful completion of our initial business combination, provided that such individual remains a director through the closing of such initial business combination. In addition, our sponsor, officers and directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

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

On December 30, 2021, we issued the Second Promissory Note to our sponsor, which provides for borrowings from time to time of up to an aggregate of $1,500,000, and we borrowed $500,000 under the Second Promissory Note on the same date. The Second Promissory Note does not bear interest and is repayable in full upon consummation of our initial business combination. As of December 31, 2021, the outstanding balance under the Second Promissory Note was $500,000 and the remaining amount available to be drawn was $1,000,000.

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with our initial stockholders, directors or officers unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our Company from a financial point of view. There will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our sponsor, officers or directors or our or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination (regardless of the type of transaction that it is). However, the following payments may be made to our sponsor, officers or directors, or our or their affiliates, and, if made prior to our initial business combination will be made from (i) funds held outside the Trust Account or (ii) permitted withdrawals:

●	payment of a one-time cash bonus of $150,000 to each of Mr. Maz Akram, Ms. Dana Goldsmith Needleman and Mr. Martin Wade, three of our independent directors, upon the successful completion of our initial business combination;
●	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and
●	repayment of loans which may be made by our sponsor, Alden Global or any other affiliate of our sponsor, or our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender.

These payments may be funded using the net proceeds of the IPO and the sale of the private placement warrants not held in the Trust Account or, upon completion of the initial business combination, from any amounts remaining from the proceeds of the Trust Account released to us in connection therewith.

Director Independence

We will be a “controlled company” within the meaning of Nasdaq rules prior to the consummation of our initial business combination. As a controlled company, we will not be required to comply with the Nasdaq rules that require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board has determined that each of Randall D. Smith, Maz Akram, Dana Goldsmith Needleman and Martin R. Wade, III is an independent director under applicable Nasdaq rules, and that each of Maz Akram, Dana Goldsmith Needleman and Martin R. Wade, III is also an independent director under applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC, or Withum, for services rendered in 2021:

Period from
	Year Ended	October 22, 2020 (inception)
Type of Fee	December 31, 2021	through December 31, 2020
Audit Fees	$94,055	$80,855
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Audit Fees. Audit fees consist of fees incurred for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2021. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

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

EXHIBIT INDEX

Exhibit		Description
1.1		Underwriting Agreement, dated January 19, 2021, by and between the Company and Imperial Capital, as representative of the Underwriters(4)
3.1		Amended and Restated Certificate of Incorporation of the Company(4)
3.2		Amended and Restated Bylaws of the Company(4)
4.1		Specimen Unit Certificate(2)
4.2		Specimen Class A Common Stock Certificate(2)
4.3		Specimen Warrant Certificate (included in Exhibit 4.4)(4)
4.4		Warrant Agreement, dated January 19, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent(4)
4.5		Description of Securities(5)
10.1		Promissory Note, dated November 19, 2020 issued to Oyster Enterprises LLC(1)
10.2		Letter Agreement, dated January 19, 2021, by and among the Company, its officers and directors, and Oyster Enterprises LLC(4)
10.3		Investment Management Trust Agreement, dated January 19, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee(4)
10.4		Registration Rights Agreement, dated January 19, 2021, by and among the Company and certain security holders(4)
10.5		Securities Subscription Agreement, dated November 16, 2020 between the Company and Oyster Enterprises LLC(1)
10.6		Private Placement Warrants Subscription Agreement, dated January 19, 2021, by and between the Company and Oyster Enterprises LLC(4)
10.7		Private Placement Warrants Subscription Agreement, dated January 19, 2021, by and between the Company and Imperial Capital(4)
10.8		Private Placement Warrants Subscription Agreement, dated January 19, 2021, by and between the Company and I-Bankers(4)
10.9		Form of Indemnity Agreement(3)
10.10		Promissory Note, dated December 30, 2021, issued by Oyster Enterprises Acquisition Corp. to Oyster Enterprises LLC (6)
14.1		Form of Code of Ethics(2)
31.1	*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2	**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
99.1		Form of Audit Committee Charter(2)
101.INS	*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith
**	Furnished herewith
(1)	Filed as an exhibit to the Registration Statement on Form S-1 filed with the SEC on December 30, 2020 (File No. 333-251833).
(2)	Filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on January 11, 2021 (File No. 333-251833).

(3)	Filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 filed with the SEC on January 13, 2021 (File No. 333-251833).
(4)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on January 22, 2021 (File No. 001-39910).
(5)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 31, 2021 (File No. 001-39910).
(6)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on January 6, 2022 (File No. 001-39910).

OYSTER ENTERPRISES ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2021 and 2020	F-3
Statements of Operations for the year ended December 31, 2021 and for the period from October 22, 2020 (inception) through December 31, 2020	F-4
Statements of Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2021 and for the period from October 22, 2020 (inception) through December 31, 2020	F-5
Statements of Cash Flows for the year ended December 31, 2021 and for the period from October 22, 2020 (inception) through December 31, 2020	F-6
Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Oyster Enterprises Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Oyster Enterprises Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ (deficit) equity and cash flows for the year ended December 31, 2021 and the period from October 22, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from October 22, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the financial statements, the January 22, 2021 financial statement has been restated to correct certain misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination  by January 22, 2023, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

March 30, 2022

PCAOB Number 100

OYSTER ENTERPRISES ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2021	2020
Assets:
Current assets:
Cash	$673,211	$39,907
Prepaid expenses	729	—
Total current assets	673,940	39,907
Deferred offering costs associated with initial public offering	—	396,688
Investments held in Trust Account	230,013,905	—
Total assets	$230,687,845	$436,595

Liabilities, Class A common stock subject to possible redemption and Stockholders’ (Deficit) Equity:
Current liabilities:
Accounts payable	$—	$36,595
Accrued expenses	33,949	21,000
Accrued offering costs	—	300,000
Working Capital Loan – related party, at fair value	500,000	—
Note payable – related party	—	75,000
Franchise tax payable	195,118	—
Total current liabilities	729,067	432,595
Deferred underwriting commissions in connection with the initial public offering	8,050,000	—
Warrant liabilities	8,303,000	—
Total liabilities	17,082,067	432,595

Commitments and Contingencies

Class A common stock, $0.0001 par value; 23,000,000 and none shares authorized, issued and outstanding, subject to possible redemption at $10.00 per share, at December 31, 2021 and 2020, respectively	230,000,000	—
Stockholders’ (Deficit) Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2021 and 2020	—	—
Class A common stock, $0.0001 par value; 100,000,000 and none shares authorized, none shares issued and outstanding, at December 31, 2021 and 2020, respectively	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized at December 31, 2021 and 2020; 5,750,000 shares issued and outstanding at December 31,2021 and 2020(1)	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(16,394,797)	(21,000)
Total Stockholders’ (Deficit) Equity	(16,394,222)	$4,000
Total Liabilities, Class A common stock subject to possible redemption and Stockholders’ (Deficit) Equity	$230,687,845	$436,595

(1)    As of December 31, 2020, the number includes up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On January 25, 2021, the underwriters exercised their over-allotment option in full; thus, no shares of Class B common stock remain subject to forfeiture as of December 31, 2021

The accompanying notes are an integral part of these financial statements.

OYSTER ENTERPRISES ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		Period from
		October 22, 2020
		(inception)
	Year Ended	through
	December 31,	December 31,
	2021	2020
General and administrative costs	$588,457	$—
Formation and operating costs	—	21,000
Franchise tax expense	195,118	—
Loss from operations	(783,575)	(21,000)
Other income (expense), net:
Investment income on Trust Account	13,905	—
Change in fair value of warrant liabilities	9,402,000	—
Transaction costs allocated to warrant liabilities	(672,964)	—
Total other income (expense), net	8,742,941	—
Net income (loss)	$7,959,366	$(21,000)

Weighted average shares outstanding of Class A redeemable common stock	21,564,384	—
Basic and diluted earnings per share, Class A	$0.29	$—
Weighted average shares outstanding of Class B non-redeemable common stock(1)	5,692,466	5,000,000
Basic and diluted earnings per share, Class B	$0.29	$0.00

(1)

This number for period from inception through December 31, 2020 excludes an aggregate of up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). On January 25, 2021, the underwriters exercised their over-allotment option in full; thus, no Class B common stock remain subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

OYSTER ENTERPRISES ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

						Retained	Total
	Common Stock		Common Stock		Additional	Earnings	Stockholders’
	Class A		Class B		Paid-in	(Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance — October 22, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor(1)	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(21,000)	(21,000)
Balance — December 31, 2020	—	$—	5,750,000	$575	$24,425	$(21,000)	$4,000
Accretion for Class A Common Stock to redemption amount	—	—	—	—	(24,425)	(24,333,163)	(24,357,588)
Net income	—	—	—	—	—	7,959,366	7,959,366
Balance — December 31, 2021	—	$—	5,750,000	$575	$—	$(16,394,797)	$(16,394,222)

(1)	This number includes an aggregate of up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 4). Subsequent to the balance sheet date, on January 25, 2021, the underwriters exercised their over-allotment option in full; thus, no Class B common stock remain subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

OYSTER ENTERPRISES ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		Period from
		October 22,
		2020
		(inception)
	Year Ended	through
	December 31,	December 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$7,959,366	$(21,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on investments held in Trust Account	(13,905)	—
Change in fair value of warrant liabilities	(9,402,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	(729)	—
Accounts payable	—	—
Accrued expenses	12,949	21,000
Franchise tax payable	195,118	—
Net cash used in operating activities	(1,249,201)	—

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(230,000,000)	—
Net cash used in investing activities	(230,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	225,953,432	—
Proceeds from sale of Private Placement Warrants	6,550,000	—
Proceeds received from related party working capital loan	500,000
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from note payable to related party	—	75,000
Repayment of note payable-related party	(75,000)	—
Payment of offering costs	(1,045,927)	(60,093)
Net cash provided by financing activities	231,882,505	39,907

Net increase in cash	633,304	39,907
Cash—beginning of the period	39,907	—
Cash—end of the period	$673,211	$39,907

Supplemental disclosure of noncash activities:
Deferred underwriting fee payable	$8,050,000	$—
Deferred offering costs included in accounts payable and accrued offering costs	$—	$336,595

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

As of December 31, 2021, the Company had not commenced any operations. All activity through December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”) described below and subsequent search for a business combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (Note 4). The Company might also generate non-operating income from the changes in fair value of warrant liabilities. The Company has selected December 31st as its fiscal year end.

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2021, the Company had approximately $673,000 in its operating bank account and working capital surplus of approximately $445,000. The Company’s liquidity needs to date have been satisfied through a capital contribution of $25,000 from the Sponsor to purchase the Founder Shares (as defined below), the loan of up to $350,000 under a promissory note from the Sponsor (see Note 5), and the net proceeds of $724,000 from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the $75,000 outstanding balance of the Note (as defined in Note 5) on January 22, 2021.

On December 30, 2021, the Company issued an unsecured promissory note (the “Sponsor Working Capital Loan”) to its Sponsor, Alden Global Capital LLC (“Alden Global”), which provides for borrowings from time to time of up to an aggregate of $1,500,000. The proceeds of the Sponsor Working Capital Loan will be used for working capital purposes. The Sponsor Working Capital Loan does not bear interest and is repayable in full upon consummation of the Company’s Initial Business Combination. If the Company does not complete its Initial Business Combination, the Sponsor Working Capital Loan shall not be repaid and all amounts owed under it will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account established in connection with the Company’s initial public offering. As of December 31, 2021, the Company has drawn down $500,000.

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

Note 2 — Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of December 31, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Public Shares subject to possible redemption. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement of the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In addition, in the Company’s previously issued audited financial statement as of January 22, 2021, the Company had previously classified its Private Placement Warrants and Public Warrants issued in connection with its Initial Public Offering as components of equity. Upon re-evaluation under ASC 815, Derivatives and Hedging (“ASC 815”), subtopic 40, the Company concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Balance Sheet.

The impact of restatement for amounts reclassified from permanent equity to temporary equity and amounts reclassified from permanent equity to warrant liability resulted in non-cash financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

Impact of the Restatement

The impact of the restatement on the Company’s financial statement is reflected in the following table.

	As Previously
	Reported	Adjustment	As Restated
Balance Sheet as of January 22, 2021 (per Form 8-K filed on January 28, 2021)
Warrant liabilities	$—	$15,650,000	$15,650,000

Class A common stock, $0.0001 par value; shares subject to possible redemption	$188,728,440	$11,271,560	$200,000,000

Class A common stock, $0.0001 par value	$113	$(113)	$—
Additional paid-in capital	$5,020,320	$(5,020,320)	$—
Accumulated deficit	$(21,000)	$(21,901,127)	$(21,922,127)
Total Stockholders’ equity (deficit)	$5,000,008	$(26,921,560)	$(21,921,552)

Shares subject to possible redemption	18,872,844	1,127,156	20,000,000

The Company also restated Note 3 – Significant Accounting policies to disclose the updated accounting for the Class A commons stock subject to possible redemption and include a table reconciling the proceeds from the IPO to the balance of Class A common stock subject to possible redemption as of January 22, 2021.

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

Cash

Cash consists of bank deposits held in business checking and interest-bearing deposit accounts. As of December 31, 2021 and 2020, the Company did not have any cash equivalent balances, defined as highly liquid financial instruments purchased with original maturities of three months or less.

Investments Held in Trust Account

At December 31, 2021, the assets held in the Trust Account were invested in money market funds that trade in U.S. Treasury securities, meeting the conditions of Rule 2a-7 of the Investment Company Act.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2021

and 2020, the Company has not experienced losses on the account and management believes the Company is not exposed to significant risks on its account.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement, approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

As of December 31, 2021 and 2020, the carrying values of cash, accounts payable, accrued expenses and working capital loan approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of money market funds invested in U.S. Treasury securities with an original maturity of 185 days or less and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets. The warrant liabilities are recognized at fair value.

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

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. For periods where there was no trading price, the fair value of the Public Warrants has been estimated using a Black-Scholes option pricing model and the Private Placement warrants were measured using a Monte Carlo simulation model (see Note 9). For periods subsequent to the detachment of the warrants from the Units, the closing price of the Public Warrants was used as the fair value of both the Public Warrants and Private Placement Warrants as of each relevant date.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of January 22, 2021 (as restated), and December 31, 2021, 20,000,000 and 23,000,000 shares of Class A common stock subject to possible redemption, respectively, were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

At January 22, 2021 (as restated), the Class A common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$200,000,000
Less:
Proceeds allocated to Public Warrants	(9,700,000)
Class A common stock issuance costs	(11,632,613)
Plus:
Accretion of carrying value to redemption value	21,332,613
Class A common stock subject to possible redemption	$200,000,000

At December 31, 2021, the Class A common stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(11,155,000)
Class A common stock issuance costs	(13,202,588)
Plus:
Accretion of carrying value to redemption value	24,357,588
Class A common stock subject to possible redemption	$230,000,000

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting and other costs incurred that were directly related to the Initial Public Offering. Total offering costs amounting to $13,875,552, comprised of $12,650,000 of underwriting fees, and $1,225,552 of other offering costs, were allocated between the proceeds of the Class A shares and Public Warrants issued based on the relative fair value method. The offering costs allocated to the Class A shares issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounting to $13,202,588 were charged to temporary equity upon the completion of the Initial Public Offering. Issuance costs of $672,694 attributed to the Public Warrants were expensed in general and administrative costs in the statement of operations.

Net Earnings Per Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock.  The contractual formula utilized to calculate the redemption amount approximates fair value. The Class A feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net earnings (loss) per common share is computed by dividing the pro rata net earnings (loss) between the Class A common shares and the Class B common shares by the weighted average number of shares of common stock outstanding for each of the periods. The Company has not considered the effect of Working Capital Loan, and the Public Warrants and Private Placement Warrants sold in the Initial Public Offering to purchase 18,050,000 shares of Class A common stock in the calculation of diluted income per share, since the exercise of such warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except share and per share amounts):

		Period from
		October 22, 2020
		(inception)
	Year Ended	through
	December 31,	December 31,
	2021	2020
Redeemable Class A Common Stock
Numerator:
Earnings allocable to Redeemable Class A Common Stock	$6,297,089	$—
Denominator:
Weighted Average Redeemable Class A Common Stock, Basic and Diluted	21,564,384	—
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.29	$—
Non-Redeemable Class B Common Stock
Numerator:
Net income (loss) allocable to Class B Common Stock	$1,662,276	$(21,000)
Denominator:
Weighted Average Non-Redeemable Class B Common Stock, Basic and Diluted	5,692,466	5,000,000
Earnings/Basic and Diluted Non-Redeemable Class B Common Stock	$0.29	$0.00

As of December 31, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the stockholders.

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

The Company recognizes the income tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by taxing authorities, based on the technical merits of the position. The income tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. There were no unrecognized tax benefits as of December 31, 2021 and 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2021 and 2020. The Company is subject to income tax examinations by major taxing authorities since inception. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The provision for income taxes was deemed to be de minimis for the year ended December 31, 2021 and for the period from October 22, 2020 (inception) through December 31, 2020.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a significant effect on the Company’s financial statements, other than as described below.

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The objective of this update is to simplify the accounting for convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in ASC 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives. In addition, the amendments revise the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract. This amendment also further revises the guidance in ASU 260, Earnings per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The guidance can be adopted using a modified retrospective method or a fully retrospective method. The amendments are effective for fiscal years beginning after December 15, 2021 for public entities, excluding those that are smaller reporting companies. For all other entities the amendments are effective for fiscal years beginning after December 15, 2023. The Company is currently assessing the potential impact of adopting ASU 2020-06 on its financial statements. The Company does not expect that the changes in equity classification guidance will impact the Company’s classification of its warrant liabilities or accounting for its Working Capital Loans.

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Note 5 — Related Party Transactions

Founder Shares

On November 16, 2020, the Sponsor purchased 5,750,000 shares of Class B common stock (the “Founder Shares”) for an aggregate price of $25,000, or approximately $0.004 per share. The Sponsor agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. On January 25, 2021, the underwriters exercised their over-

allotment option in full, with the related closing of an additional 3,000,000 Units occurring on January 28, 2021; thus no Founder Shares remain subject to forfeiture.

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

On December 30, 2021, the Company issued an unsecured promissory note to its Sponsor, which provides for borrowings from time to time of up to an aggregate of $1,500,000 (“Working Capital Loans”), and the Company borrowed $500,000 under the Working Capital Loans on the same date. The proceeds of the Working Capital Loans will be used for working capital purposes. If the Company completes the Initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that the Initial Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1.5 million of the Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of December 31, 2021, $500,000 was drawn on the Working Capital Loans. As of December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of Founder Shares and Private Placement Warrants , and warrants that may be issued upon conversion of Working Capital Loans, if any,  will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A common stock) pursuant to a registration rights agreement entered into by the Company on January 19, 2021. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 7 — Stockholders’ Equity (Deficit)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31,2021 and 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2021, there were 23,000,000 Class A common stock outstanding, all of which subject to possible redemption that were classified as temporary equity in the accompanying balance sheet. As of December 31, 2020, there were no shares of Class A common stock issued or outstanding.

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

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2021 and December 31, 2020, there were 5,750,000 shares of Class B common stock issued and outstanding. As of December 31, 2020, 750,000 shares of Class B common stock were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Founder Shares will represent 20% of the Company’s issued and outstanding common stock after the completion of the Initial Public Offering (see Note 4). On January 25, 2021, the underwriters exercised their over-allotment option in full; thus, no shares of Class B common stock remain subject to forfeiture as of December 31, 2021.

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

Note 8 — Warrants

As of December 31, 2021, the Company had outstanding warrants to purchase an aggregate of 18,050,000 shares of the Company’s Class A common stock issued in connection with the Initial Public Offering and the Private Placement (including warrants issued in connection with the consummation of the over-allotment).

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

As of December 31, 2021, assets held in the Trust Account were comprised of $230,013,905 in money market funds that trade in U.S. Treasury securities. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

As of December 31, 2021, there were 11,500,000 Public Warrants and 6,550,000 Private Placement Warrants outstanding.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2021 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets
Investments held in Trust Account	$230,013,905	$—	$—	$230,013,905

Financial Liabilities
Warrant liabilities – Public Warrants	$5,290,000	$—	$—	$5,290,000
Warrant liabilities – Private Placement Warrants	$—	$3,013,000	$—	$3,013,000

On issuance, the Company utilized a Monte Carlo simulation model to value the warrants. The Public and Private Placement Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. As of December 31, 2021 the Company is using the fair value of the Public Warrants to value the Private Placement Warrants.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement date:

January 22, 2021
Exercise price	$11.50
Unit price	$9.51
Volatility	17.3%
Probability of completing a Business Combination	88.3%
Expected life of the options to convert	6.50
Risk-free rate	0.69%
Dividend yield	—%

As of December 31, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 to a Level 1 following the detachment of the Public Warrants from the Units on March 12, 2021. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 to a Level 2 on July 1, 2021, as the key inputs to the valuation model became directly or indirectly observable from the Public Warrants listed price. There were no other transfers between levels of the hierarchy for the year ended December 31, 2021.

Level 3 instruments are comprised of derivative liabilities measured at fair value using a Monte Carlo simulation model. Inherent in a Monte Carlo simulation model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the

Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The change in the fair value of warrant liabilities, measured using Level 3 inputs, for the year ended December 31, 2021 is summarized as follows:

Warrant liabilities at January 22, 2021	$—
Initial measurement of Public Warrants, at issuance	11,155,000
Initial measurement of Private Placement Warrants, at issuance	6,550,000
Transfer of Public Warrants to Level 1	(5,750,000)
Transfer of Private Placement Warrants to Level 2	(4,585,000)
Change in fair value of warrant liabilities	(7,370,000)
Warrant liabilities at December 31, 2021	$—

Note 10 – Income Taxes

For the year ended December 31, 2021, the Company has no current or deferred tax expense. The Company’s net deferred asset is as follows:

Year Ended
December 31,
2021
Deferred tax asset:
Startup expenses	$161,631
Total deferred tax asset	161,631
Valuation allowance	(161,631)
Net deferred asset	$—

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $161,631. For the year ended December 31, 2020, the Company did not establish a valuation allowance due to immateriality of deferred tax asset.

The reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

Year Ended
December 31,
2021
Federal statutory income tax rate	21.0%
State taxes, net of federal tax benefit	0.0
Transaction costs related to warrants	1.8
Warrant liabilities - (gain)/loss	(24.8)
Change in valuation allowance	2.0
Income tax provision	—%

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open and subject to examination.

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 16.Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2022	Oyster Enterprises Acquisition Corp.

	By:	/s/ Heath B. Freeman
Name: Heath B. Freeman
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

Chief Executive Officer and Vice
/s/ Heath B. Freeman	Chairman of the Board of Directors
Heath B. Freeman	(Principal Executive Officer)	March 30, 2022

/s/ Joseph P. Kleban	Chief Financial Officer
Joshua P. Kleban	(Principal Financial and Accounting Officer)	March 30, 2022

/s/ Michael J. Monticciolo	Chief Legal Officer, Chief Operating Officer,
Michael J. Monticciolo	Secretary and Director	March 30, 2022

/s/ Randall D. Smith
Randall D. Smith	Chairman of the Board of Directors	March 30, 2022

/s/ Maz Akram
Maz Akram	Director	March 30, 2022

/s/ Dana Goldsmith Needleman
Dana Goldsmith Needleman	Director	March 30, 2022

/s/ Martin R. Wade, III
Martin R. Wade, III	Director	March 30, 2022