Form 10-Q
period 2022-03-31
Oyster Enterprises Acquisition Corp.
filed 2022-05-16
CIK 1834226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of April 30, 2022, there were 23,000,000 Units, 5,750,000 shares of Class A common stock and 5,750,000 shares of Class B common stock of the registrant issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

OYSTER ENTERPRISES ACQUISITION CORP.

OYSTER ENTERPRISES ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$345,251	$673,211
Prepaid expenses	49,239	729
Total current assets	394,490	673,940
Investments held in Trust Account	230,032,677	230,013,905
Total assets	$230,427,167	$230,687,845

Liabilities, Class A common stock subject to possible redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$130,298	$—
Accrued expenses	61,549	33,949
Working Capital Loan – related party, at fair value	500,000	500,000
Franchise tax payable	50,000	195,118
Total current liabilities	741,847	729,067
Deferred underwriting commissions in connection with the initial public offering	8,050,000	8,050,000
Warrant liabilities	4,512,500	8,303,000
Total liabilities	13,304,347	17,082,067

Commitments and contingencies

Class A common stock, $0.0001 par value; 23,000,000 shares authorized, issued and outstanding, subject to possible redemption at $10.00 per share, at March 31, 2022 and December 31, 2021	230,000,000	230,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding (excluding 23,000,000 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	—
Accumulated deficit	(12,877,755)	(16,394,797)
Total Stockholders’ Deficit	(12,877,180)	(16,394,222)
Total Liabilities, Class A common stock subject to possible redemption and Stockholders’ Deficit	$230,427,167	$230,687,845

The accompanying notes are an integral part of these condensed financial statements.

OYSTER ENTERPRISES ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
General and administrative costs	$242,230	$144,548
Franchise tax expense	50,000	—
Loss from operations	(292,230)	(144,548)
Other income (expense), net:
Investment income on Trust Account	18,772	2,515
Change in fair value of warrant liabilities	3,790,500	8,680,000
Transaction costs allocated to warrant liabilities	—	(672,964)
Total other income, net	3,809,272	8,009,551
Net income	$3,517,042	$7,865,003

Weighted average shares outstanding of Class A redeemable common stock	23,000,000	17,433,333
Basic and diluted earnings per share, Class A	$0.12	$0.34
Weighted average shares outstanding of Class B non-redeemable common stock	5,750,000	5,516,667
Basic and diluted earnings per share, Class B	$0.12	$0.34

The accompanying notes are an integral part of these condensed financial statements.

OYSTER ENTERPRISES ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Common Stock		Common Stock		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	5,750,000	$575	$—	$(16,394,797)	$(16,394,222)
Net income	—	—	—	—	—	3,517,042	3,517,042
Balance — March 31, 2022	—	$—	5,750,000	$575	$—	$(12,877,755)	$(12,877,180)

	Common Stock		Common Stock		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2021	—	$—	5,750,000	$575	$24,425	$(21,000)	$4,000
Sale of 23,000,000 Units, net of underwriting discount and offering costs and fair value of Public Warrants	23,000,000	2,300	—	—	205,640,112	—	205,642,412
Class A common stock subject to redemption	(23,000,000)	(2,300)	—	—	(205,664,537)	(24,333,163)	(230,000,000)
Net income	—	—	—	—	—	7,865,003	7,865,003
Balance — March 31, 2021	—	$—	5,750,000	$575	$—	$(16,489,160)	$(16,488,585)

The accompanying notes are an integral part of these condensed financial statements.

OYSTER ENTERPRISES ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$3,517,042	$7,865,003
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investments held in Trust Account	(18,772)	(2,515)
Change in fair value of warrant liabilities	(3,790,500)	(8,680,000)
Changes in operating assets and liabilities:
Prepaid expenses	(48,510)	(4,480)
Accounts payable	130,298	36,181
Accrued expenses	27,600	58,600
Franchise tax payable	(145,118)	—
Net cash used in operating activities	(327,960)	(727,211)

Cash flows from investing activities:
Investment of cash into Trust Account	—	(230,000,000)
Net cash used in investing activities	—	(230,000,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	225,953,432
Proceeds from sale of Private Placement Warrants	—	6,550,000
Repayment of note payable-related party	—	(75,000)
Payment of offering costs	—	(1,045,927)
Net cash provided by financing activities	—	231,382,505

Net increase (decrease) in cash	(327,960)	655,294
Cash—beginning of the period	673,211	39,907
Cash—ending of the period	$345,251	$695,201

Supplemental disclosure of noncash activities:
Deferred underwriting fee payable	$—	$8,050,000

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering” or “IPO”) described below and subsequent search for a business combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (Note 3). The Company might also generate non-operating income from the changes in fair value of warrant liabilities.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2022, the Company had approximately $345,000 in its operating bank account and working capital deficiency of approximately $347,000. The Company’s liquidity needs to date have been satisfied through a capital contribution of $25,000 from the Sponsor to purchase the Founder Shares (as defined below), the loan of up to $350,000 under a promissory note from the Sponsor (see Note 4), and the net proceeds of $724,000 from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the $75,000 outstanding balance of the Note (as defined in Note 4) on January 22, 2021.

On December 30, 2021, the Company issued an unsecured promissory note (the “Sponsor Working Capital Loan”) to its Sponsor, Alden Global Capital LLC (“Alden Global”), which provides for borrowings from time to time of up to an aggregate of $1,500,000. The proceeds of the Sponsor Working Capital Loan will be used for working capital purposes. The Sponsor Working Capital Loan does not bear interest and is repayable in full upon consummation of the Company’s Initial Business Combination. If the Company does not complete its Initial Business Combination, the Sponsor Working Capital Loan shall not be repaid and all amounts owed under it will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account established in connection with the Company’s initial public offering. As of March 31, 2022, the Company has drawn down $500,000.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company has until January 22, 2023 (“Liquidation Date”) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 22, 2023.

Note 2 — Summary of Significant Accounting Policies

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 31, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash

Cash consists of bank deposits held in business checking and interest-bearing deposit accounts. As of March 31, 2022 and December 31, 2021, the Company did not have any cash equivalent balances, defined as highly liquid financial instruments purchased with original maturities of three months or less.

Investments Held in Trust Account

At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were invested in money market funds that trade in U.S. Treasury securities, meeting the conditions of Rule 2a-7 of the Investment Company Act.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on the account and management believes the Company is not exposed to significant risks on its account.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, closing of the Initial Public Offering and/or search for a target company, the specific impacts are not readily determinable as of the date of these condensed financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement, approximates the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature.

As of March 31, 2022 and December 31, 2021, the carrying values of cash, accounts payable, accrued expenses, franchise tax payable and income tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of money market funds invested in U.S. Treasury securities with an original maturity of 185 days or less and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets. The warrant liabilities are recognized at fair value.

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

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. For periods where there was no trading price, the fair value of the Public Warrants has been estimated using a Black-Scholes option pricing model and the Private Placement warrants were measured using a Monte Carlo simulation model (see Note 8). For periods subsequent to the detachment of the warrants from the Units, the closing price of the Public Warrants was used as the fair value of both the Public Warrants and Private Placement Warrants as of each relevant date.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

At March 31, 2022 and December 31, 2021, the Class A common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(11,155,000)
Class A common stock issuance costs	(13,202,588)
Plus:
Accretion of carrying value to redemption value	24,357,588
Class A common stock subject to possible redemption	$230,000,000

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting and other costs incurred that were directly related to the Initial Public Offering. Total offering costs amounting to $13,875,552, comprised of $12,650,000 of underwriting fees, and $1,225,552 of other offering costs, were allocated between the proceeds of the Class A shares and Public Warrants issued based on the relative fair value method. The offering costs allocated to the Class A shares issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounting to $13,202,588 were charged to temporary equity upon the completion of the Initial Public Offering. Issuance costs of $672,694 attributed to the Public Warrants were expensed in general and administrative costs in the condensed statements of operations.

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except share and per share amounts):

	Three Months Ended
	March 31,
	2022	2021
Redeemable Class A Common Stock
Numerator:
Earnings allocable to Redeemable Class A Common Stock	$2,813,634	$5,974,432
Denominator:
Weighted Average Redeemable Class A Common Stock, Basic and Diluted	23,000,000	17,433,333
Earnings/Basic and Diluted Redeemable Class A Class B Common Stock	$0.12	$0.34
Non-Redeemable Class B Common Stock
Numerator:
Net income (loss) allocable to Class B Common Stock	$703,408	$1,890,571
Denominator:
Weighted Average Non-Redeemable Class B Common Stock, Basic and Diluted	5,750,000	5,516,667
Earnings/Basic and Diluted Non-Redeemable Class B Common Stock	$0.12	$0.34

As of March 31, 2022 and 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the stockholders.

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

The Company recognizes the income tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by taxing authorities, based on the technical merits of the position. The income tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is subject to income tax examinations by major taxing authorities since inception. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The provision for income taxes was deemed to be de minimis for the three months ended March 31, 2022 and 2021.

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

Each Unit consists of one share of Class A common stock (such shares of Class A common stock included in the Units being offered, the “Public Shares”), and one-half of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

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

On December 30, 2021, the Company issued an unsecured promissory note to its Sponsor, which provides for borrowings from time to time of up to an aggregate of $1,500,000 (“Working Capital Loans”), and the Company borrowed $500,000 under the Working Capital Loans on the same date. The proceeds of the Working Capital Loans will be used for working capital purposes. If the Company completes the Initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that the Initial Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1.5 million of the Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, $500,000 was drawn on the Working Capital Loans.

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

Note 6 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 23,000,000 Class A common stock outstanding, all of which subject to possible redemption that were classified as temporary equity in the accompanying balance sheets.

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

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding. 750,000 shares of Class B common stock were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Founder Shares will represent 20% of the Company’s issued and outstanding common stock after the completion of the Initial Public Offering (see Note 4). On January 25, 2021, the underwriters exercised their over-allotment option in full; thus, no shares of Class B common stock remain subject to forfeiture as of March 31, 2022 and December 31, 2021.

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

Note 7 — Warrants

As of March 31, 2022 and December 31, 2021, the Company has outstanding warrants to purchase an aggregate of 18,050,000 shares of the Company’s Class A common stock issued in connection with the Initial Public Offering and the Private Placement (including warrants issued in connection with the consummation of the over-allotment).

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

Note 8 — Fair Value Measurements

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

As of March 31, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $230,032,677 and $230,013,905 in money market funds that trade in U.S. Treasury securities, respectively. During the three months ended March 31, 2022 and 2021, the Company did not withdraw any interest income from the Trust Account.

As of March 31, 2022 and December 31, 2021, there were 11,500,000 Public Warrants and 6,550,000 Private Placement Warrants outstanding.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets
Investments held in Trust Account	$230,032,677	$—	$—	$230,032,677

Financial Liabilities
Warrant liabilities – Public Warrants	$2,875,000	$—	$—	$2,875,000
Warrant liabilities – Private Placement Warrants	$—	$1,637,500	$—	$1,637,500

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets
Investments held in Trust Account	$230,013,905	$—	$—	$230,013,905

Financial Liabilities
Warrant liabilities – Public Warrants	$5,290,000	$—	$—	$5,290,000
Warrant liabilities – Private Placement Warrants	$—	$3,013,000	$—	$3,013,000

On issuance, the Company utilized a Monte Carlo simulation model to value the warrants. The Public and Private Placement Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. As of March 31, 2022 and December 31, 2021 the Company is using the fair value of the Public Warrants to value the Private Placement Warrants.

As of March 31, 2022 and December 31, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet dates, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the hierarchy for the three months ended March 31, 2022 or 2021.

The change in the fair value of warrant liabilities, measured using Level 3 inputs, for the three months ended March 31, 2021 is summarized as follows:

Warrant liabilities at January 22, 2021	$—
Initial measurement of Public Warrants, at issuance	11,155,000
Initial measurement of Private Placement Warrants, at issuance	6,550,000
Change in fair value of warrant liabilities	(8,680,000)
Warrant liabilities at March 31, 2021	$9,025,000

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described herein under the heading "Risk Factors" and under the headings “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

As of March 31, 2022, we had cash of approximately $345,000 and working capital deficiency of approximately $348,000. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

For the three months ended March 31, 2022, we had net income of $3,517,042 which consisted of $18,772 in interest income and a non-cash $3,790,500 decrease in fair value of warrant liabilities. These gains were partially offset by $242,230 in general and administrative expenses and $50,000 in franchise tax expenses. General and administrative expenses of $242,230 were primarily comprised of legal and accounting fees and other costs related to operating as a public company.

For the three months ended March 31, 2021, we had net income of $7,865,003 which consisted of $2,515 in interest income and a non-cash $8,680,000 decrease in fair value of warrant liabilities. These gains were partially offset by transaction expenses of $672,964 of offering costs allocated to issuance of warrants and $144,548 in general and administrative expenses. General and administrative expenses of $144,548 were primarily comprised of legal and accounting fees.

Liquidity and Capital Resources

The funds in the Trust Account have been invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act and that invest only in direct U.S. government obligations. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions) to complete our initial business combination. Delaware franchise tax is based on our authorized shares or on our assumed par and non-par capital, whichever yields a lower result. Under the authorized shares method, each share is taxed at a graduated rate based on the number of authorized shares with a maximum aggregate tax of $200,000 per year. Under the assumed par value capital method, Delaware taxes each $1,000,000 of assumed par value capital at the rate of $400; where assumed par value would be (1) our total gross assets, divided by (2) our total issued shares of common stock, multiplied by (3) the number of our authorized shares. Our annual franchise tax obligation is expected to be capped at the maximum amount of annual franchise taxes payable by us as a Delaware corporation of $200,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the only taxes payable by us out of the funds in the Trust Account will be income and franchise taxes. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of April 30, 2022 we held $213,910 outside the Trust Account. We expect to use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

As of April 30, 2022, we had working capital of approximately $374,000. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor, Alden Global, any other affiliate of our sponsor, or our officers or directors may, but none of them is obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. These warrants would be identical to the private placement warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, Alden Global or another affiliate of our sponsor, or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

On December 30, 2021, we issued an unsecured promissory note to our sponsor, which provides for borrowings from time to time of up to an aggregate of $1,500,000 (“Working Capital Loans”), and we borrowed $500,000 under the sponsor Working Capital Loan on the same date. The proceeds of the sponsor Working Capital Loan will be used for working capital purposes. The sponsor Working Capital Loan does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. In the event that the initial business combination is not completed, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1.5 million of the Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. As of March 31, 2022, $500,000 was drawn on the Working Capital Loans.

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

Going Concern

We have until January 22, 2023 to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 22, 2023.

Off-Balance Sheet Arrangements

As of April 30, 2022, we did not have any off-balance sheet arrangements or any commitments or contractual obligations.

Critical Accounting Policies and Estimates

Financial Instruments

We record the warrant liabilities and Working Capital Loan at estimated fair value. As of March 31, 2022 and December 31, 2021, the public warrants and private placement warrants were valued using the public warrant’s publicly listed trading price as of the balance sheet date. The fair value of the Working Capital Loans approximates the value out the outstanding principal due to the short-term nature and presumption that the sponsor would cash settle the working capital notes. See “Note 8. Fair Value Measurement” to our condensed financial statements for additional information.

Class A Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.

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

Warrant Liabilities

We account for our outstanding public warrants and private placement warrants in accordance with authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). We determined that the outstanding public warrants and private placement warrants do not meet the criteria for equity treatment thereunder. As such, each public warrant and private placement warrant must be recorded as a liability and is subject to re-measurement at each balance sheet date and any change in fair value is recorded in our condensed statements of operations.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a significant effect on our condensed financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

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

Changes in Internal Control over Financial Reporting

Other than as discussed below, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended March 31, 2022.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed by March 31, 2022.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings.

To the knowledge of our management, there is no material litigation, arbitration or governmental proceeding currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022. Except as disclosed below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

The risk factor disclosure in our Annual Report on Form 10-K for the year ended December 31, 2021 set forth under the heading “Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations” is replaced in its entirety with the following risk factor:

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

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

As described above in Note 1 — Description of Organization and Business Operations to our condensed financial statements, on January 22, 2021, we consummated our IPO. The securities sold in the IPO were registered under the Securities Act on a registration statement on Form S-1 (No. 333-251833). The SEC declared the registration statement effective on January 19, 2021.

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

May 16, 2022	Oyster Enterprises Acquisition Corp.

	By:	/s/ Heath B. Freeman
Name: Heath B. Freeman
Title: Chief Executive Officer