Form 10-Q
period 2022-06-30
Oyster Enterprises Acquisition Corp.
filed 2022-08-15
CIK 1834226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 9, 2022, there were 23,000,000 Units, 5,750,000 shares of Class A common stock and 5,750,000 shares of Class B common stock of the registrant issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

OYSTER ENTERPRISES ACQUISITION CORP.

OYSTER ENTERPRISES ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(unaudited)
Assets:
Current assets:
Cash	$111,757	$673,211
Prepaid expenses	33,076	729
Total current assets	144,833	673,940
Investments held in Trust Account	230,359,359	230,013,905
Total assets	$230,504,192	$230,687,845

Liabilities, Class A common stock subject to possible redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$99,278	$—
Accrued expenses	19,854	33,949
Working Capital Loan – related party	500,000	500,000
Franchise tax payable	14,847	195,118
Total current liabilities	633,979	729,067
Deferred underwriting commissions in connection with the initial public offering	8,050,000	8,050,000
Warrant liabilities	2,346,500	8,303,000
Total liabilities	11,030,479	17,082,067

Commitments and contingencies

Class A common stock, $0.0001 par value; 23,000,000 shares authorized, issued and outstanding, subject to possible redemption at $10.00 per share, at June 30, 2022 and December 31, 2021	230,079,088	230,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding (excluding 23,000,000 shares subject to possible redemption) at June 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	—
Accumulated deficit	(10,605,950)	(16,394,797)
Total Stockholders’ Deficit	(10,605,375)	(16,394,222)
Total Liabilities, Class A common stock subject to possible redemption and Stockholders’ Deficit	$230,504,192	$230,687,845

The accompanying notes are an integral part of these condensed financial statements.

OYSTER ENTERPRISES ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

General and administrative costs	$91,789	$137,041	$334,019	$281,589
Franchise tax expense	50,000	—	100,000	—
Loss from operations	(141,789)	(137,041)	(434,019)	(281,589)
Other income (expense), net:
Investment income on Trust Account	326,682	3,495	345,454	6,010
Change in fair value of warrant liabilities	2,166,000	(3,610,000)	5,956,500	5,070,000
Transaction costs allocated to warrant liabilities	—	—	—	(672,964)
Total other income (expense), net	2,492,682	(3,606,505)	6,301,954	4,403,046
Net income (loss)	$2,350,893	$(3,743,546)	$5,867,935	$4,121,457

Weighted average shares outstanding of Class A redeemable common stock	23,000,000	23,000,000	23,000,000	20,232,044
Basic and diluted earnings (loss) per share, Class A	$0.08	$(0.13)	$0.20	$0.16
Weighted average shares outstanding of Class B non-redeemable common stock	5,750,000	5,750,000	5,750,000	5,633,978
Basic and diluted earnings (loss) per share, Class B	$0.08	$(0.13)	$0.20	$0.16

The accompanying notes are an integral part of these condensed financial statements.

OYSTER ENTERPRISES ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Common Stock		Common Stock		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	5,750,000	$575	$—	$(16,394,797)	$(16,394,222)
Net income	—	—	—	—	—	3,517,042	3,517,042
Balance — March 31, 2022	—	$—	5,750,000	$575	$—	$(12,877,755)	$(12,877,180)
Accretion for Class A Common Stock to redemption value	—	—	—	—	—	(79,088)	(79,088)
Net income	—	—	—	—	—	2,350,893	2,350,893
Balance — June 30, 2022	—	$—	5,750,000	$575	$—	$(10,605,950)	$(10,605,375)

							Total
	Common Stock		Common Stock		Additional		Stockholders’
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2021	—	$—	5,750,000	$575	$24,425	$(21,000)	$4,000
Accretion for Class A Common Stock to redemption value	—	—	—	—	(24,425)	(24,333,163)	(24,357,588)
Net income	—	—	—	—	—	7,865,003	7,865,003
Balance — March 31, 2021	—	$—	5,750,000	$575	$—	$(16,489,160)	$(16,488,585)
Net loss	—	—	—	—	—	(3,743,546)	(3,743,546)
Balance — June 30, 2021	—	$—	5,750,000	$575	$—	$(20,232,706)	$(20,232,131)

The accompanying notes are an integral part of these condensed financial statements.

OYSTER ENTERPRISES ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months June 30, 2022 and 2021

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$5,867,935	$4,121,457
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investments held in Trust Account	(345,454)	(6,010)
Change in fair value of warrant liabilities	(5,956,500)	(5,070,000)
Changes in operating assets and liabilities:
Prepaid expenses	(32,347)	(3,229)
Accounts payable	99,278	17,509
Accrued expenses	(14,095)	10,338
Franchise tax payable	(180,271)	—
Net cash used in operating activities	(561,454)	(929,935)

Cash flows from investing activities:
Investment of cash into Trust Account	—	(230,000,000)
Net cash used in investing activities	—	(230,000,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	225,953,432
Proceeds from sale of Private Placement Warrants	—	6,550,000
Repayment of note payable-related party	—	(75,000)
Payment of offering costs	—	(1,045,927)
Net cash provided by financing activities	—	231,382,505

Net increase (decrease) in cash	(561,454)	452,570
Cash—beginning of the period	673,211	39,907
Cash—ending of the period	$111,757	$492,477

Supplemental disclosure of noncash activities:
Deferred underwriting fee payable	$—	$8,050,000

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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering” or “IPO”) described below and subsequent search for a business combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (Note 3). The Company might also generate non-operating income from the changes in fair value of warrant liabilities.

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

The Trust Account

Upon the closing of the Initial Public Offering and the Private Placement on January 22, 2021 and the sale of Over-Allotment Units on January 28, 2021, an amount of $230.0 million ($10.00 per Unit) of the net proceeds from the Initial Public Offering and the Private Placement were placed in a trust account (the “Trust Account”), located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company, acting as trustee. The funds in the Trust Account are invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of the Initial Business Combination and (ii) the distribution of the assets held in the Trust Account as described below.

OYSTER ENTERPRISES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes (less up to $100,000 interest to pay dissolution expenses), the proceeds from the Initial Public Offering and the Private Placement deposited in the Trust Account will not be released from the Trust Account until the earlier of: (i) the completion of the Company’s Initial Business Combination; (ii) the redemption of any shares of Class A common stock sold as part of the Units (as defined below) (Note 4) in the Initial Public Offering that have been properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to provide holders of Public Shares the right to have their Public Shares redeemed or to redeem 100% of the Public Shares if the Company does not complete its Initial Business Combination within 24 months from the closing of the Initial Public Offering, as such period may be extended by a stockholder vote, the (“Combination Period”) or (B) with respect to any other material provision relating to stockholders’ rights or pre-Initial Business Combination activity; and (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within the Combination Period, subject to the requirements of law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

OYSTER ENTERPRISES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2022, the Company had approximately $112,000 in its operating bank account and working capital deficiency of approximately $490,000. The Company’s liquidity needs to date have been satisfied through a capital contribution of $25,000 from the Sponsor to purchase the Founder Shares (as defined below), the loan of up to $350,000 under a promissory note from the Sponsor (see Note 4), and the net proceeds of $724,000 from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the $75,000 outstanding balance of the Note (as defined in Note 4) on January 22, 2021.

On December 30, 2021, the Company issued an unsecured promissory note (the “Sponsor Working Capital Loan”) to its Sponsor, which provides for borrowings from time to time of up to an aggregate of $1,500,000. The proceeds of the Sponsor Working Capital Loan will be used for working capital purposes. The Sponsor Working Capital Loan does not bear interest and is repayable in full upon consummation of the Company’s Initial Business Combination. If the Company does not complete its Initial Business Combination, the Sponsor Working Capital Loan shall not be repaid and all amounts owed under it will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account established in connection with the Company’s initial public offering. As of June 30, 2022, the Company has drawn down $500,000.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company has until January 22, 2023 (“Liquidation Date”) to consummate an Initial Business Combination. It is uncertain that the Company will be able to consummate an Initial Business Combination by this time. If an Initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. Management has determined that the liquidity condition and mandatory liquidation, should an Initial Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 22, 2023.

OYSTER ENTERPRISES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 31, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

OYSTER ENTERPRISES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Cash

Cash consists of bank deposits held in business checking and interest-bearing deposit accounts. As of June 30, 2022 and December 31, 2021, the Company did not have any cash equivalent balances, defined as highly liquid financial instruments purchased with original maturities of three months or less.

Investments Held in Trust Account

At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were invested in money market funds that trade in U.S. Treasury securities, meeting the conditions of Rule 2a-7 of the Investment Company Act.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on the account and management believes the Company is not exposed to significant risks on its account.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impacts are not readily determinable as of the date of these condensed financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of June 30, 2022 and December 31, 2021, the carrying values of cash, accounts payable, accrued expenses, franchise tax payable and income tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of money market funds invested in U.S. Treasury securities with an original maturity of 185 days or less and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets. The warrant liabilities are recognized at fair value. The fair value of the Working Capital Loans approximates the carrying value of the outstanding principal due to the short-term nature of the loan.

OYSTER ENTERPRISES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The fair value of the Public Warrants (as defined in Note 3) issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. For periods where there was no trading price, the fair value of the Public Warrants has been estimated using a Black-Scholes option pricing model and the Private Placement Warrants were measured using a Monte Carlo simulation model (see Note 8). For periods subsequent to the detachment of the warrants from the Units, the closing price of the Public Warrants was used as the fair value of both the Public Warrants and Private Placement Warrants as of each relevant date.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

At June 30, 2022, the Class A common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(11,155,000)
Class A common stock issuance costs	(13,202,588)
Plus:
Accretion of carrying value to redemption value	24,436,676
Class A common stock subject to possible redemption	$230,079,088

OYSTER ENTERPRISES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Net Earnings Per Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class A feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net earnings (loss) per common share is computed by dividing the pro rata net earnings (loss) between the Class A common shares and the Class B common shares by the weighted average number of shares of common stock outstanding for each of the periods. The Company has not considered the effect of Sponsor Working Capital Loan, and the Public Warrants and Private Placement Warrants sold in the Initial Public Offering to purchase 18,050,000 shares of Class A common stock in the calculation of diluted income per share, since the exercise of such warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Redeemable Class A Common Stock
Numerator:
Earnings (Loss) allocable to Redeemable Class A Common Stock	$1,880,714	$(2,994,837)	$4,694,348	$3,223,747
Denominator:
Weighted Average Redeemable Class A Common Stock, Basic and Diluted	23,000,000	23,000,000	23,000,000	20,232,044
Earnings (Loss)/Basic and Diluted Redeemable Class A Class B Common Stock	$0.08	$(0.13)	$0.20	$0.16
Non-Redeemable Class B Common Stock
Numerator:
Earnings (Loss) allocable to Class B Common Stock	$470,179	$(748,709)	$1,173,587	$897,710
Denominator:
Weighted Average Non-Redeemable Class B Common Stock, Basic and Diluted	5,750,000	5,750,000	5,750,000	5,633,978
Earnings (Loss)/Basic and Diluted Non-Redeemable Class B Common Stock	$0.08	$(0.13)	$0.20	$0.16

As of June 30, 2022 and 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the stockholders.

OYSTER ENTERPRISES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The Company recognizes the income tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by taxing authorities, based on the technical merits of the position. The income tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is subject to income tax examinations by major taxing authorities since inception. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Each Unit consists of one share of Class A common stock (such shares of Class A common stock included in the Units being offered), and one-half of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

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

The Founder Shares are identical to the Class A common stock included in the Units sold in the Initial Public Offering except that the holders of the Founder Shares have the right to elect all of the directors prior to the Initial Business Combination, the Founder Shares automatically convert into shares of Class A common stock at the time of the Company’s Initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustments pursuant to certain anti-dilution rights and certain transfer restrictions, as described in more detail below.

OYSTER ENTERPRISES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 5,950,000 Private Placement Warrants to the Sponsor and the underwriters at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $5.95 million. Among the Private Placement Warrants, 4,450,000 Private Placement Warrants were purchased by the Sponsor, 1,200,000 Private Placement Warrants were purchased by Imperial Capital, LLC, and 300,000 Private Placement Warrants were purchased by I-Bankers Securities, Inc. In connection with the consummation of the sale of additional Units pursuant to the underwriters’ exercise in full of their over-allotment option, on January 28, 2021, the Company sold an additional 600,000 Private Placement Warrants to the Sponsor and the underwriters at a price of $1.00 per Private Placement Warrant, generating additional gross proceeds of approximately $0.6 million. Among these additional Private Placement Warrants, 375,000 Private Placement Warrants were purchased by the Sponsor, 180,000 Private Placement Warrants were purchased by Imperial Capital, LLC, and 45,000 Private Placement Warrants were purchased by I-Bankers Securities, Inc.

Each whole Private Placement Warrant is exercisable for one whole share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Initial Public Offering and held in the Trust Account. If the Initial Business Combination is not completed during the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable in certain redemption scenarios and exercisable on a cashless basis so long as they are held by the Sponsor, the underwriters or their permitted transferees.

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

On December 30, 2021, the Company issued an unsecured promissory note to its Sponsor, which provides for borrowings from time to time of up to an aggregate of $1,500,000 (“Working Capital Loans”), and the Company borrowed $500,000 under the Working Capital Loans on the same date. The proceeds of the Working Capital Loans will be used for working capital purposes. If the Company completes the Initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that the Initial Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1.5 million of the Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, $500,000 was drawn on the Working Capital Loans.

OYSTER ENTERPRISES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The Company paid an underwriting discount of 2% of the per Unit offering price to the underwriters at the closing of the Initial Public Offering. An additional fee of 3.5% of the gross offering proceeds will be payable to the underwriters upon the Company’s completion of an Initial Business Combination, from the amounts held in the Trust Account.

In connection with the consummation of the sale of the additional Units pursuant to the underwriters’ full exercise of the over-allotment option, on January 28, 2021, the underwriters were entitled to an aggregate of $0.6 million in fees payable upon closing and an additional deferred underwriting commissions of approximately $1.1 million.

Note 6 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 23,000,000 Class A common stock outstanding, all of which subject to possible redemption that were classified as temporary equity in the accompanying balance sheets.

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

OYSTER ENTERPRISES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding. 750,000 shares of Class B common stock were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Founder Shares will represent 20% of the Company’s issued and outstanding common stock after the completion of the Initial Public Offering (see Note 4). On January 25, 2021, the underwriters exercised their over-allotment option in full; thus, no shares of Class B common stock remain subject to forfeiture as of June 30, 2022 and December 31, 2021.

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

Note 7 — Warrants

As of June 30, 2022 and December 31, 2021, the Company has outstanding warrants to purchase an aggregate of 18,050,000 shares of the Company’s Class A common stock issued in connection with the Initial Public Offering and the Private Placement (including warrants issued in connection with the consummation of the over-allotment) (together, the “Warrants”).

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of the Initial Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable after the closing of the Initial Business Combination, but in no later than 15 business days after closing, the Company will use its reasonable best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its reasonable best efforts to cause the same to become effective within 60 business days after the closing of the Initial Business Combination, and the Company will use its reasonable best efforts to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a Public Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless” basis, and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will be required to use its reasonable best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will expire five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation.

OYSTER ENTERPRISES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of the Initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable in certain redemption scenarios and will be exercisable on a cashless basis so long as they are held by the Sponsor, the underwriters or their permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor, the underwriters or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

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

OYSTER ENTERPRISES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

As of June 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $230,359,359 and $230,013,905 in money market funds that trade in U.S. Treasury securities, respectively. During the three and six months ended June 30, 2022 and 2021, the Company did not withdraw any interest income from the Trust Account.

As of June 30, 2022 and December 31, 2021, there were 11,500,000 Public Warrants and 6,550,000 Private Placement Warrants outstanding.

OYSTER ENTERPRISES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets
Investments held in Trust Account	$230,359,359	$—	$—	$230,359,359

Financial Liabilities
Warrant liabilities – Public Warrants	$1,495,000	$—	$—	$1,495,000
Warrant liabilities – Private Placement Warrants	$—	$851,500	$—	$851,500

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets
Investments held in Trust Account	$230,013,905	$—	$—	$230,013,905

Financial Liabilities
Warrant liabilities – Public Warrants	$5,290,000	$—	$—	$5,290,000
Warrant liabilities – Private Placement Warrants	$—	$3,013,000	$—	$3,013,000

On issuance, the Company utilized a Monte Carlo simulation model to value the warrants. The Public and Private Placement Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. As of June 30, 2022 and December 31, 2021 the Company is using the fair value of the Public Warrants to value the Private Placement Warrants.

As of June 30, 2022 and December 31, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet dates, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the hierarchy for the three and six months ended June 30, 2022. There were no transfers between levels for the three and six months ended June 30, 2021 other than the transfer of the Public Warrants from Level 3 to Level 1 following the detachment of the Public Warrants from the Units on March 12, 2021.

OYSTER ENTERPRISES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

The change in the fair value of warrant liabilities, measured using Level 3 inputs, for the three and six months ended June 30, 2021 is summarized as follows:

Warrant liabilities at January 22, 2021	$—
Initial measurement of Public Warrants, at issuance	11,155,000
Initial measurement of Private Placement Warrants, at issuance	6,550,000
Change in fair value of warrant liabilities	(8,680,000)
Warrant liabilities at March 31, 2021	9,025,000
Transfer of Public Warrants to Level 1	(5,750,000)
Change in fair value of warrant liabilities	1,310,000
Warrant liabilities at June 30, 2021	$4,585,000

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Oher than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On August 9, 2022, the Company borrowed additional $500,000 under the Sponsor Working Capital Loans. The proceeds of the Sponsor Working Capital Loans will be used for working capital purposes.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described herein under the heading “Risk Factors” and under the headings “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

As of June 30, 2022, we had cash of approximately $112,000 and working capital deficiency of approximately $490,000. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our Initial Business Combination will be successful.

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

For the three months ended June 30, 2022, we had net income of $2,350,893 which consisted of $326,682 in interest income and a non-cash $2,166,000 decrease in fair value of warrant liabilities. These gains were partially offset by $91,789 in general and administrative expenses and $50,000 in franchise tax expenses. General and administrative expenses of $91,789 were primarily comprised of legal and accounting fees and other costs related to operating as a public company.

For the three months ended June 30, 2021, we had net loss of $3,743,546 which consisted of a non-cash $3,610,000 increase in fair value of warrant liabilities and $137,041 in general and administrative expenses, partially offset by $3,495 in interest income. General and administrative expenses of $137,041 were primarily comprised of legal and accounting fees.

For the six months ended June 30, 2022, we had net income of $5,867,935 which consisted of $345,454 in interest income and a non-cash $5,956,500 decrease in fair value of warrant liabilities. These gains were partially offset by $334,019 in general and administrative expenses and $100,000 in franchise tax expenses. General and administrative expenses of $334,019 were primarily comprised of legal and accounting fees and other costs related to operating as a public company.

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

As of August 9, 2022 we held $509,379 outside the Trust Account. We expect to use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete an Initial Business Combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

As of August 9, 2022, we had working capital deficiency of approximately $511,000. In order to fund working capital deficiencies or finance transaction costs in connection with an intended Initial Business Combination, our Sponsor, any other affiliate of our Sponsor, or our officers or directors may, but none of them is obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. These warrants would be identical to the Private Placement Warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor, or another affiliate of our Sponsor, or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

On December 30, 2021, we issued an unsecured promissory note to our Sponsor, which provides for borrowings from time to time of up to an aggregate of $1,500,000, and we borrowed $500,000 under the Sponsor Working Capital Loan on the same date. The proceeds of the Sponsor Working Capital Loan will be used for working capital purposes. The Sponsor Working Capital Loan does not bear interest and is repayable in full upon consummation of the Company’s Initial Business Combination. In the event that the Initial Business Combination is not completed, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1.5 million of the Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of June 30, 2022, $500,000 was drawn on the Working Capital Loans. On August 9, 2022, the Company borrowed additional $500,000 under the Sponsor Working Capital Loan.

We expect our primary liquidity requirements over the next 12 months will include approximately $350,000 for legal, accounting, due diligence, travel and other expenses in connection with any business combinations; $432,000 for legal and accounting fees related to regulatory reporting requirements; and approximately $60,000 for Nasdaq continued listing fees.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon completion of our Initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Initial Business Combination. In addition, we may target businesses with enterprise values that are greater than we could acquire with the net proceeds of our IPO and the Private Placements, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy redemptions by public stockholders, we may be required to seek additional financing to complete such proposed Initial Business Combination. We may also obtain financing prior to the closing of our Initial Business Combination to fund our working capital needs and transaction costs in connection with our search for and completion of our Initial Business Combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our Initial Business Combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Initial Business Combination. If we are unable to complete our Initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Going Concern

We have until January 22, 2023 to consummate an Initial Business Combination. It is uncertain whether we will be able to consummate an Initial Business Combination by this time. If an Initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these condensed financial statements. Management has determined that the liquidity condition and mandatory liquidation, should an Initial Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 22, 2023.

Off-Balance Sheet Arrangements

As of August 9, 2022, we did not have any off-balance sheet arrangements or any commitments or contractual obligations.

Critical Accounting Policies and Estimates

Financial Instruments

We record the warrant liabilities and Sponsor Working Capital Loan at estimated fair value. As of June 30, 2022 and December 31, 2021, the Public Warrants and Private Placement Warrants were valued using the Public Warrant’s publicly listed trading price as of the balance sheet date. The fair value of the Sponsor Working Capital Loan approximates the carrying value of the outstanding principal due to the short-term nature and presumption that the Sponsor would cash settle the working capital notes. See “Note 8. Fair Value Measurement” to our condensed financial statements for additional information.

Class A Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.

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

Warrant Liabilities

We account for our outstanding Public Warrants and Private Placement Warrants in accordance with authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging. We determined that the outstanding Public Warrants and Private Placement Warrants do not meet the criteria for equity treatment thereunder. As such, each Public Warrant and Private Placement Warrant must be recorded as a liability and is subject to re-measurement at each balance sheet date and any change in fair value is recorded in our condensed statements of operations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

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

The risk factor disclosure in our Annual Report on Form 10-K for the year ended December 31, 2021 set forth under the heading “A slowdown in economic growth in the markets that our business target operates in may adversely affect our business, financial condition, results of operations, the value of its shares and the trading price of our shares following our business combination” is replaced in its entirety with the following risk factor:

A slowdown in economic growth or an increase in inflation may adversely affect our ability to complete our initial business combination and our target’s business, financial condition, results of operations, the value of its shares and the trading price of our shares following our business combination.

The occurrence or perception of an economic slowdown or recession, or of a further increase in inflation, may have a negative impact on the global economy and on consumer behavior, which may negatively affect prospective target businesses and, therefore, our ability to complete our initial business combination.

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

August 15, 2022	Oyster Enterprises Acquisition Corp.

	By:	/s/ Heath B. Freeman
Name: Heath B. Freeman
Title: Chief Executive Officer