Form 10-Q
period 2022-09-30
Oyster Enterprises Acquisition Corp.
filed 2022-11-14
CIK 1834226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of October 31, 2022, there were 23,000,000 Units, 5,750,000 shares of Class A common stock and 5,750,000 shares of Class B common stock of the registrant issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

OYSTER ENTERPRISES ACQUISITION CORP.

OYSTER ENTERPRISES ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(unaudited)
Assets:
Current assets:
Cash	$462,551	$673,211
Prepaid expenses	16,914	729
Total current assets	479,465	673,940
Investments held in Trust Account	231,399,410	230,013,905
Total assets	$231,878,875	$230,687,845

Liabilities, Class A common stock subject to possible redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$97,358	$—
Accrued expenses	20,407	33,949
Working Capital Loans – related party	1,000,000	500,000
Franchise tax payable	64,847	195,118
Total current liabilities	1,182,612	729,067
Deferred underwriting commissions in connection with the initial public offering	8,050,000	8,050,000
Warrant liabilities	2,888,000	8,303,000
Total liabilities	12,120,612	17,082,067

Commitments and contingencies

Class A common stock, $0.0001 par value; 23,000,000 shares authorized, issued and outstanding, subject to possible redemption at $10.05 and $10.00 per share, at September 30, 2022 and December 31, 2021, respectively	231,119,139	230,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding (excluding 23,000,000 shares subject to possible redemption) at September 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	—
Accumulated deficit	(11,361,451)	(16,394,797)
Total Stockholders’ Deficit	(11,360,876)	(16,394,222)
Total Liabilities, Class A common stock subject to possible redemption and Stockholders’ Deficit	$231,878,875	$230,687,845

The accompanying notes are an integral part of these condensed financial statements.

OYSTER ENTERPRISES ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

General and administrative costs	$164,001	$197,279	$498,020	$478,868
Franchise tax expense	50,000	—	150,000	—
Loss from operations	(214,001)	(197,279)	(648,020)	(478,868)
Other income (expense), net:
Investment income on Trust Account	1,040,051	3,534	1,385,505	9,544
Change in fair value of warrant liabilities	(541,500)	2,888,000	5,415,000	7,958,000
Transaction costs allocated to warrant liabilities	—	—	—	(672,964)
Total other income, net	498,551	2,891,534	6,800,505	7,294,580
Net income	$284,550	$2,694,255	$6,152,485	$6,815,712

Weighted average shares outstanding of Class A redeemable common stock	23,000,000	23,000,000	23,000,000	21,080,586
Basic and diluted earnings per share, Class A	$0.01	$0.09	$0.21	$0.25
Weighted average shares outstanding of Class B non-redeemable common stock	5,750,000	5,750,000	5,750,000	5,673,077
Basic and diluted earnings per share, Class B	$0.01	$0.09	$0.21	$0.25

The accompanying notes are an integral part of these condensed financial statements.

OYSTER ENTERPRISES ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Common Stock		Common Stock		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	5,750,000	$575	$—	$(16,394,797)	$(16,394,222)
Net income	—	—	—	—	—	3,517,042	3,517,042
Balance — March 31, 2022	—	—	5,750,000	575	—	(12,877,755)	(12,877,180)
Accretion for Class A Common Stock to redemption value	—	—	—	—	—	(79,088)	(79,088)
Net income	—	—	—	—	—	2,350,893	2,350,893
Balance— June 30, 2022	—	—	5,750,000	575	—	(10,605,950)	(10,605,375)
Accretion for Class A Common Stock to redemption value	—	—	—	—	—	(1,040,051)	(1,040,051)
Net income	—	—	—	—	—	284,550	284,550
Balance — September 30, 2022	—	$—	5,750,000	$575	$—	$(11,361,451)	$(11,360,876)

							Total
	Common Stock		Common Stock		Additional		Stockholders’
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2021	—	$—	5,750,000	$575	$24,425	$(21,000)	$4,000
Accretion for Class A Common Stock to redemption value	—	—	—	—	(24,425)	(24,333,163)	(24,357,588)
Net income	—	—	—	—	—	7,865,003	7,865,003
Balance— March 31, 2021	—	—	5,750,000	575	—	(16,489,160)	(16,488,585)
Net loss	—	—	—	—	—	(3,743,546)	(3,743,546)
Balance — June 30, 2021	—	—	5,750,000	575	—	(20,232,706)	(20,232,131)
Net income	—	—	—	—	—	2,694,255	2,694,255
Balance — September 30, 2021	—	$—	5,750,000	$575	$—	$(17,538,451)	$(17,537,876)

The accompanying notes are an integral part of these condensed financial statements.

OYSTER ENTERPRISES ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months September 30, 2022 and 2021

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$6,152,485	$6,815,712
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investments held in Trust Account	(1,385,505)	(9,544)
Change in fair value of warrant liabilities	(5,415,000)	(7,958,000)
Changes in operating assets and liabilities:
Prepaid expenses	(16,185)	(1,979)
Accounts payable	97,358	22,815
Accrued expenses	(13,542)	161,424
Franchise tax payable	(130,271)	—
Net cash used in operating activities	(710,660)	(969,572)

Cash flows from investing activities:
Investment of cash into Trust Account	—	(230,000,000)
Net cash used in investing activities	—	(230,000,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	225,953,432
Proceeds from sale of Private Placement Warrants	—	6,550,000
Proceeds received from related party working capital loan	500,000	—
Repayment of note payable-related party	—	(75,000)
Payment of offering costs	—	(1,045,927)
Net cash provided by financing activities	500,000	231,382,505

Net increase (decrease) in cash	(210,660)	412,933
Cash—beginning of the period	673,211	39,907
Cash—end of the period	$462,551	$452,840

Supplemental disclosure of noncash activities:
Deferred underwriting fee payable	$—	$8,050,000

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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering” or “IPO”) described below and subsequent search for a business combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (Note 3). The Company might also generate non-operating income from the changes in fair value of warrant liabilities.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2022, the Company had approximately $463,000 in its operating bank account and working capital deficiency of approximately $703,000. The Company’s liquidity needs to date have been satisfied through a capital contribution of $25,000 from the Sponsor to purchase the Founder Shares (as defined below), the loan of up to $350,000 under a promissory note from the Sponsor (see Note 4), the Sponsor Working Capital Loan (as defined below) and the net proceeds of $724,000 from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the $75,000 outstanding balance of the Note (as defined in Note 4) on January 22, 2021.

On December 30, 2021, the Company issued an unsecured promissory note (the “Sponsor Working Capital Loan”) to its Sponsor, which provides for borrowings from time to time of up to an aggregate of $1,500,000. The proceeds of the Sponsor Working Capital Loan will be used for working capital purposes. The Sponsor Working Capital Loan does not bear interest and is repayable in full upon consummation of the Company’s Initial Business Combination. If the Company does not complete its Initial Business Combination, the Sponsor Working Capital Loan shall not be repaid and all amounts owed under it will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account established in connection with the Company’s initial public offering. As of September 30, 2022, the Company has drawn down $1,000,000.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 31, 2022, which contains the audited financial statements and notes thereto. The condensed financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

OYSTER ENTERPRISES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Cash

Cash consists of bank deposits held in business checking and interest-bearing deposit accounts. As of September 30, 2022 and December 31, 2021, the Company did not have any cash equivalent balances, defined as highly liquid financial instruments purchased with original maturities of three months or less.

Investments Held in Trust Account

At September 30, 2022 and December 31, 2021, the assets held in the Trust Account were invested in money market funds that trade in U.S. Treasury securities, meeting the conditions of Rule 2a-7 of the Investment Company Act.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on the account and management believes the Company is not exposed to significant risks on its account.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impacts are not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

OYSTER ENTERPRISES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement, approximates the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature.

As of September 30, 2022 and December 31, 2021, the carrying values of cash, accounts payable, accrued expenses, franchise tax payable and income tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of money market funds invested in U.S. Treasury securities with an original maturity of 185 days or less and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets. The warrant liabilities are recognized at fair value. The fair value of the Working Capital Loans approximates the carrying value of the outstanding principal due to the short-term nature of the loan.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

OYSTER ENTERPRISES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

At September 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(11,155,000)
Class A common stock issuance costs	(13,202,588)
Plus:
Accretion of carrying value to redemption value	24,357,588
Class A common stock subject to possible redemption, December 31, 2021	230,000,000
Plus:
Accretion of carrying value to redemption value	1,119,139
Class A common stock subject to possible redemption, September 30, 2022	$231,119,139

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

OYSTER ENTERPRISES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net earnings per common share (in dollars, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Redeemable Class A Common Stock
Numerator:
Earnings allocable to Redeemable Class A Common Stock	$227,640	$2,155,404	$4,921,988	$5,370,450
Denominator:
Weighted Average Redeemable Class A Common Stock, Basic and Diluted	23,000,000	23,000,000	23,000,000	21,080,586
Earnings Basic and Diluted Redeemable Class A Common Stock	$0.01	$0.09	$0.21	$0.25
Non-Redeemable Class B Common Stock
Numerator:
Earnings allocable to Class B Common Stock	$56,910	$538,851	$1,230,497	$1,445,262
Denominator:
Weighted Average Non-Redeemable Class B Common Stock, Basic and Diluted	5,750,000	5,750,000	5,750,000	5,673,077
Earnings Basic and Diluted Non-Redeemable Class B Common Stock	$0.01	$0.09	$0.21	$0.25

As of September 30, 2022 and 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the stockholders.

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

OYSTER ENTERPRISES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

The Company recognizes the income tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by taxing authorities, based on the technical merits of the position. The income tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021. The Company is subject to income tax examinations by major taxing authorities since inception. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a significant effect on the Company’s condensed financial statements.

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

OYSTER ENTERPRISES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

On December 30, 2021, the Company issued an unsecured promissory note to its Sponsor, which provides for borrowings from time to time of up to an aggregate of $1,500,000 (“Working Capital Loans”), and the Company borrowed $500,000 under the Working Capital Loans on the same date. The proceeds of the Working Capital Loans will be used for working capital purposes. If the Company completes the Initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that the Initial Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1.5 million of the Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, $1,000,000 and $500,000 was drawn on the Working Capital Loans, respectively.

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

Note 6 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 23,000,000 Class A common stock outstanding, all of which subject to possible redemption that were classified as temporary equity in the accompanying condensed balance sheets.

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

OYSTER ENTERPRISES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding. 750,000 shares of Class B common stock were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Founder Shares will represent 20% of the Company’s issued and outstanding common stock after the completion of the Initial Public Offering (see Note 3). On January 25, 2021, the underwriters exercised their over-allotment option in full; thus, no shares of Class B common stock remain subject to forfeiture as of September 30, 2022 and December 31, 2021.

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

Note 7 — Warrants

As of September 30, 2022 and December 31, 2021, the Company has outstanding warrants to purchase an aggregate of 18,050,000 shares of the Company’s Class A common stock issued in connection with the Initial Public Offering and the Private Placement (including warrants issued in connection with the consummation of the over-allotment) (together, the “Warrants”).

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

As of September 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $231,399,410 and $230,013,905 in money market funds that trade in U.S. Treasury securities, respectively. During the three and nine months ended September 30, 2022 and 2021, the Company did not withdraw any interest income from the Trust Account.

As of September 30, 2022 and December 31, 2021, there were 11,500,000 Public Warrants and 6,550,000 Private Placement Warrants outstanding.

OYSTER ENTERPRISES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets
Investments held in Trust Account	$231,399,410	$—	$—	$231,399,410

Financial Liabilities
Warrant liabilities – Public Warrants	$1,840,000	$—	$—	$1,840,000
Warrant liabilities – Private Placement Warrants	$—	$1,048,000	$—	$1,048,000

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets
Investments held in Trust Account	$230,013,905	$—	$—	$230,013,905

Financial Liabilities
Warrant liabilities – Public Warrants	$5,290,000	$—	$—	$5,290,000
Warrant liabilities – Private Placement Warrants	$—	$3,013,000	$—	$3,013,000

On issuance, the Company utilized a Monte Carlo simulation model to value the warrants. The Public and Private Placement Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. As of September 30, 2022 and December 31, 2021 the Company is using the fair value of the Public Warrants to value the Private Placement Warrants.

As of September 30, 2022 and December 31, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet dates, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the hierarchy for the three and nine months ended September 30, 2022. There were no transfers between levels for the three and nine months ended September 30, 2021 other than the transfer of the Public Warrants from Level 3 to Level 1 following the detachment of the Public Warrants from the Units on March 12, 2021 and the transfer of the Private Warrants from a Level 3 to a Level 2 on July 1, 2021, as the key inputs to the valuation model became directly or indirectly observable from the Public Warrants listed price.

OYSTER ENTERPRISES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

The change in the fair value of warrant liabilities, measured using Level 3 inputs, for the three and nine months ended September 30, 2021 is summarized as follows:

Warrant liabilities at January 22, 2021	$—
Initial measurement of Public Warrants, at issuance	11,155,000
Initial measurement of Private Placement Warrants, at issuance	6,550,000
Change in fair value of warrant liabilities	(8,680,000)
Warrant liabilities at March 31, 2021	9,025,000
Transfer of Public Warrants to Level 1	(5,750,000)
Change in fair value of warrant liabilities	1,310,000
Warrant liabilities at June 30, 2021	4,585,000
Transfer of Private Warrants to Level 2	(4,585,000)
Warrant liabilities at September 30, 2021	$—

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

As of September 30, 2022, we had cash of approximately $463,000 and working capital deficiency of approximately $703,000. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our Initial Business Combination will be successful.

Results of Operations and Known Trends or Future Events

We did not commence operations until after the closing of our IPO in January 2021, and we have not engaged in any significant operations nor generated any operating revenues to date. We will not generate any operating revenues until after completion of our Initial Business Combination. We have generated and expect to continue to generate non-operating income in the form of interest income on cash and cash equivalents. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We have incurred and expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $284,550 which consisted of $1,040,051 in interest income. This interest income was partially offset by a non-cash $541,500 increase in fair value of warrant liabilities, $164,001 in general and administrative expenses and $50,000 in franchise tax expenses. General and administrative expenses of $164,001 were primarily comprised of legal and accounting fees and other costs related to operating as a public company.

For the three months ended September 30, 2021, we had net income of $2,694,255 which consisted of $3,534 in interest income and a non-cash $2,888,000 decrease in fair value of warrant liabilities. These gains were partially offset by $197,279 in general and administrative expenses, which were primarily comprised of legal and accounting fees.

For the nine months ended September 30, 2022, we had net income of $6,152,485 which consisted of $1,385,505 in interest income and a non-cash $5,415,000 decrease in fair value of warrant liabilities. These gains were partially offset by $498,020 in general and administrative expenses and $150,000 in franchise tax expenses. General and administrative expenses of $498,020 were primarily comprised of legal and accounting fees and other costs related to operating as a public company.

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

As of October 31, 2022 we held $389,160 outside the Trust Account. We expect to use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete an Initial Business Combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

As of October 31, 2022, we had working capital deficiency of approximately $727,000. In order to fund working capital deficiencies or finance transaction costs in connection with an intended Initial Business Combination, our Sponsor, any other affiliate of our Sponsor, or our officers or directors may, but none of them is obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. These warrants would be identical to the Private Placement Warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor, or another affiliate of our Sponsor, or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

On December 30, 2021, we issued an unsecured promissory note to our Sponsor, which provides for borrowings from time to time of up to an aggregate of $1,500,000, and we borrowed $500,000 under the Sponsor Working Capital Loan on the same date. The proceeds of the Sponsor Working Capital Loan will be used for working capital purposes. The Sponsor Working Capital Loan does not bear interest and is repayable in full upon consummation of the Company’s Initial Business Combination. In the event that the Initial Business Combination is not completed, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1.5 million of the Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, $1,000,000 and $500,000 were drawn on the Working Capital Loans, respectively.

We expect our primary liquidity requirements over the next 12 months will include approximately $350,000 for legal, accounting, due diligence, travel and other expenses in connection with any business combinations; $382,000 for legal and accounting fees related to regulatory reporting requirements; and approximately $60,000 for Nasdaq continued listing fees.

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

Going Concern

We have until January 22, 2023 to consummate an Initial Business Combination. It is uncertain whether we will be able to consummate an Initial Business Combination by this time, or at all. If an Initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these condensed financial statements. Management has determined that the liquidity condition and mandatory liquidation, should an Initial Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 22, 2023.

Off-Balance Sheet Arrangements

As of October 31, 2022, we did not have any off-balance sheet arrangements or any commitments or contractual obligations.

Critical Accounting Policies and Estimates

Financial Instruments

We record the warrant liabilities and Sponsor Working Capital Loan at estimated fair value. As of September 30, 2022 and December 31, 2021, the Public Warrants and Private Placement Warrants were valued using the Public Warrant’s publicly listed trading price as of the balance sheet date. The fair value of the Sponsor Working Capital Loan approximates the carrying value of the outstanding principal due to the short-term nature and presumption that the Sponsor would cash settle the working capital notes. See “Note 8. Fair Value Measurement” to our condensed financial statements for additional information.

Class A Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net Earnings Per Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class A feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net loss per common share is computed by dividing the pro rata net loss between the Class A common shares and the Class B common shares by the weighted average number of shares of common stock outstanding for each of the periods. The Company has not considered the effect of the Public Warrants and Private Placement Warrants sold in the IPO to purchase 18,050,000 shares of Class A common stock in the calculation of diluted income per share, since the exercise of such warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

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

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022 and those set forth below. Except as disclosed below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Under certain circumstances, our public shareholders will have the right to require us to redeem their Public Shares. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a business combination or otherwise may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a business combination would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, (ii) the structure of the business combination, (iii) the nature and amount of any PIPE or other equity issuances in connection with the business combination (or otherwise issued not in connection with the business combination but issued within the same taxable year of the business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing excise tax could cause a reduction in the cash available on hand to complete a business combination and adversely affect our ability to complete a business combination.

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

A slowdown in economic growth, an increase in inflation, or an increase in interest rates may adversely affect our ability to complete our initial business combination and our target’s business, financial condition, results of operations, the value of its shares and the trading price of our shares following our business combination.

The occurrence or perception of an economic slowdown or recession, or of a further increase in inflation, may have a negative impact on the global economy and on consumer behavior, which may negatively affect prospective target businesses and, therefore, our ability to complete our initial business combination. Additionally, further increases in interest rates may negatively affect the financial position, operating activities, or results of operations of prospective target businesses, which could negatively impact our ability to complete our initial business combination.

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

November 14, 2022	Oyster Enterprises Acquisition Corp.

	By:	/s/ Heath B. Freeman
Name: Heath B. Freeman
Title: Chief Executive Officer